Form 10-K
period 2020-12-31
Metacrine, Inc.
filed 2021-03-18
CIK 1634379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39512

Metacrine, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-2297384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3985 Sorrento Valley Blvd., Suite C San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 369-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MTCR	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2020, the Registrant did not have a public float as its common stock began trading on the Nasdaq Global Market on September 15, 2020. The number of shares of the Registrant’s Common Stock outstanding as of March 12, 2021 was 25,985,643.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days following the Registrant’s fiscal year ended December 31, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, particularly in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the documents incorporated herein by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy, regulatory clearances, research and development efforts, and plans and objectives of management for future operations. When used in this Annual Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “intend,” “expect,” “target,” “anticipate,” “aim,” “plan,” “potential,” “predict,” “should,” “would,” and similar expressions, including their use in the negative, are intended to identify forward-looking statements.

These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions. They are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate. Risks and other factors that may cause such differences include, but are not limited to, those described under the heading “Risk Factors” in Item 1A of Part I of this Annual Report.

In light of these risks, uncertainties, and assumptions, actual results and timing of events could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

Except as required by law, we do not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Summary Risk Factors

Investing in our common stock is speculative and involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found under the heading “Risk Factors” in Part I of this Annual Report on Form 10-K.

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

PART I

Item 1. Business.

Company Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing differentiated therapies for patients with liver and gastrointestinal, or GI, diseases. Our most advanced program targets the farnesoid X receptor, or FXR, which is central to modulating liver and GI diseases. FXR agonism has been investigated in large-scale clinical trials and has shown clinically relevant improvements in non-alcoholic steatohepatitis, or NASH, a liver disease characterized by excess liver fat, inflammation and fibrosis. We believe that potency, sustained exposure and continuous target engagement are key to optimizing therapeutic benefit with an FXR targeted therapy. Leveraging our extensive chemistry and biology expertise, we have built a proprietary library of over 2,500 FXR compounds, and have selected two novel, oral FXR candidates from a unique chemical scaffold, MET409 and MET642, that have the potential to deliver improved tolerability and therapeutic outcomes. MET409 and MET642 were purposefully designed to be differentiated treatments for NASH as potent, sustained FXR agonists with the ability to be dosed orally once daily. With our program, we believe we can develop differentiated FXR agonist therapies for NASH and other GI diseases.

In 2015, there were an estimated 17 million people in the United States with NASH, which is expected to increase to an estimated 27 million people by 2030. Left untreated, patients’ disease may progress to liver failure, which is life-threatening without a successful liver transplant. NASH is expected to become the leading cause for liver transplants in the United States. Additionally, patients with NASH often present with metabolic disease and other co-morbidities, which is likely to require combination therapy. Currently, there are no approved therapies for NASH. Diet and lifestyle modifications for weight loss are encouraged; however, adherence by patients is low. Medications are used to address common comorbidities of NASH, such as diabetes, but the effectiveness of this approach to treat or control NASH has been inconclusive.

Numerous therapies are being explored across the industry to treat NASH; however, it has been challenging to demonstrate significant clinical benefit to date. FXR is a nuclear hormone receptor expressed selectively in various tissues, including the liver and GI tract, and implicated in multiple cellular processes that regulate bile acids, lipid metabolism and inflammation. Targeting FXR has demonstrated improvements in NASH in large-scale clinical trials, including reversal of fibrosis, which we believe makes this a scientifically validated target for the treatment of NASH patients. The FXR agonist class for the treatment of NASH has evolved over time as drug developers have sought to harness its potential, although each iteration to date has had limitations. Optimizing both the safety and efficacy of our FXR agonist product candidates has been the focus of our discovery and development efforts.

Our most advanced product candidate, MET409, has been investigated in a Phase 1b proof-of-concept clinical trial in NASH patients, in which it demonstrated notable improvements in NASH biomarkers after 12 weeks of treatment. Using magnetic resonance imaging proton density fat fraction, or MRI-PDFF, as the form of measurement, the majority of patients in this clinical trial experienced a reduction of liver fat by at least 30% from baseline which is a percentage that correlated with NASH improvement through liver biopsy in third-party clinical studies. This was a double-blind, randomized, placebo-controlled, multi-center trial that enrolled 58 patients in which MET409 was dosed orally at 50 mg or 80 mg, once daily. In patients receiving MET409, liver fat reduction of 30% or greater from baseline was observed in 75% (12/16) and 93% (13/14) of patients at the 50 mg and 80 mg doses, respectively, as compared to 11% in placebo treated patients, as measured by MRI-PDFF. The mean change in liver fat reduction from baseline with MET409 was 38% and 55% for the 50 mg and 80 mg doses, respectively, as compared to 6% with placebo. This resulted in a placebo corrected liver fat improvement of approximately 32% and 49% with MET409 at 50 mg and 80 mg doses, respectively. In addition, MET409 was able to normalize liver fat in approximately 31% (5/16) and 29% (4/14) of the patients at the 50 mg and 80 mg doses, respectively, while none of the patients who received placebo showed normalization. Dose-dependent improvements in liver blood tests, such as alanine aminotransferase, or ALT, and gamma-glutamyl transferase, or GGT, were also observed in patients treated with MET409. MET409 was well tolerated, with no serious adverse events reported. On-target low-density lipoprotein cholesterol, or LDL-C, increases of 6.8% and 23.7% at the 50 mg and 80 mg doses, respectively, as compared to 1.5% with placebo were seen with MET409. Pruritus, or itch, categorized as mild to moderate, occurred in 16% and 40% at the 50 mg and 80 mg doses, respectively, of MET409-treated subjects. We believe that these reductions in liver fat combined with the overall impacts on LDL-C and pruritus observed with MET409, collectively, improve upon what has been demonstrated with other FXR agonists in reported clinical trials.

Individual Liver Fat Response Observed in Phase 1b Clinical Trial – 12 Weeks

Placebo
50mg
80mg
% Change from Baseline
90
60
30
0
-30
-60
-90
30% threshold
(correlates with histological
improvement)
11%
75%*
93%**

*P<0.001 vs. Placebo

**P<0.0001 vs. Placebo

Early development studies showed MET409 inhibited CYP3A4 in a time dependent manner. Because CYP3A4 is a drug metabolizing enzyme in the liver and intestine, these findings suggest the potential of drug-drug interactions. As part of the follow-up, we conducted a Phase 1 drug-drug interaction clinical trial in healthy volunteers with MET409 and midazolam, a sensitive CYP3A4 substrate, in which MET409 moderately inhibited midazolam’s metabolism. Additional investigations suggest the potential for mild-to-moderate inhibition with select substrates that are primarily metabolized by CYP3A4. These findings inform the monitoring and/or dose adjustment of certain concomitant medications that are primarily metabolized by CYP3A4, however they are not believed to be a significant issue for approval or commercialization.

Non-alcoholic fatty liver disease, or NAFLD, is one of the most common liver diseases worldwide and is associated with obesity, type 2 diabetes and metabolic syndrome. NAFLD refers to conditions in which the liver accumulates excess fat in the absence of excessive alcohol use. According to the National Institutes of Health, between 30-40% of adults in the United States have NAFLD, and approximately 20% of those have NASH, which is characterized by inflammation and ballooning in the liver. Over time, people with NASH may develop scarring or fibrosis of the liver, which can progress to cirrhosis. Approximately 40% of patients diagnosed with NASH progress to more advanced fibrosis or liver cirrhosis (fibrosis stage 2 and higher), which increases risk for hepatocellular carcinoma, or liver cancer, as well as cardiovascular disease. NASH is commonly associated with obesity and type 2 diabetes and it is expected to become the leading indication for liver transplants in the United States.

Given patients with NASH often present with metabolic disease and other co-morbidities, combination therapy will likely be required to treat a significant portion of these patients. We believe that FXR agonists address both the metabolic and fibrotic elements of the disease, making them an ideal therapy to be used alone or in combination with other treatments for NASH. Based on the efficacy and safety results and potential wider therapeutic window of MET409 observed in the Phase 1b randomized clinical trial in NASH patients, we believe our product candidates could be used in combination treatment with other therapies that have the potential to treat NASH.

To assess the potential of our FXR program as part of a combination therapy for NASH, we are evaluating MET409 initially in combination with the type 2 diabetes drug, empagliflozin (marketed under the name Jardiance® by Boehringer Ingelheim Pharmaceuticals, Inc.), a sodium-glucose cotransport-2, or SGLT2 inhibitor that has previously shown clinical benefits in NASH in a Phase 2a clinical trial. Type 2 diabetes and NASH co-exist in many patients, with abnormal liver fat content being present in up to 70%, and biopsy-proven NASH detected in 25%, of type 2 diabetic patients. SGLT2 inhibitors, such as empagliflozin, are once-daily, oral anti-diabetic medications that are increasingly viewed as a paradigm-shifting therapeutic class for type 2 diabetes. In addition to beneficial effects on metabolic control and cardio-renal protection, SGLT2 inhibitors have demonstrated positive effects on liver fat reduction. In a proof-of-concept trial in patients with NASH and type 2 diabetes, empagliflozin (10 mg) achieved approximately 30% relative liver fat reduction after 20 weeks of treatment. SGLT2 inhibitors therefore have the potential to complement the liver-targeting therapeutic effects of FXR agonism on hepatic steatosis, inflammation, and fibrosis.

The Phase 2a clinical trial is a 12-week, randomized, placebo-controlled, multi-center trial evaluating the safety, tolerability, and pharmacological activity (as measured by MRI-PDFF) of MET409 in combination with empagliflozin in patients with type 2 diabetes mellitus and NASH. Eligible patients will be randomized into one of four cohorts: MET409 (50 mg), MET409 (50 mg) plus empagliflozin (10 mg), placebo alone or placebo plus empagliflozin (10 mg). Each trial drug will be given once-daily by oral administration. The trial will enroll up to 120 patients in the United States. The trial commenced in January 2021, and we expect to report topline data in the first half of 2022.

In August 2020, the U.S. Food and Drug Administration, or FDA, granted Fast Track designation for MET409 in NASH.

In addition to MET409, we are currently evaluating our second FXR candidate, MET642, in a Phase 2a clinical trial in patients with NASH. MET642 originates from the same base chemotype as MET409, and has shown more potent FXR target engagement, comparable pharmacology results and improved pharmaceutical properties than MET409 in preclinical studies. We recently completed a Phase 1 clinical trial evaluating MET642 in healthy volunteers. The MET642 Phase 1 clinical trial was a first-in-human, randomized, placebo-controlled, double-blind single-ascending dose, or SAD, and multiple-ascending dose, or MAD, trial, in which healthy volunteers received oral MET642 ranging from 10 mg to 300 mg once in the SAD cohorts and 2.5 mg to 10 mg once-daily for 14 days in the MAD cohorts. The primary objective of the trial was to evaluate safety and tolerability, and the secondary objectives were to assess PK parameters and FXR target engagement, the latter through the measurement of 7α-hydroxy-4-cholesten-3-one, or C4, a blood biomarker of bile acid synthesis that decreases with FXR activation. MET642 was generally well-tolerated, with no serious adverse events reported. Importantly, pruritus and LDL-cholesterol increases were not seen at any dose level. MET642 exhibited a sustained PK profile as well as robust FXR target engagement throughout 24 hours after once-daily oral dosing, with notable C4 repression (up to an approximately 95% decrease in area-under-the-curve, or AUC, relative to placebo) observed after the last dose in all MAD cohorts of the trial. The magnitude of C4 decrease can be used to project potential levels of liver fat reduction in NASH patients, with ≥30% relative liver fat reduction being associated with increased likelihood of histological benefits upon liver biopsy.

MET642 Demonstrated FXR Target Engagement in Phase 1 Clinical Trial

MET409

50
40
30
20
10
0
C4 (ng/ml)
0
2
4
6
8
10
12
14
Time (day)
40 mg
Placebo
50 mg
80, 100 mg

MET642

50
40
30
20
10
0
C4 (ng/ml)
0
2
4
6
8
10
12
14
Placebo
2.5 mg
5, 7.5,
10 mg

Dose dependent decreases in levels of high-density lipoprotein cholesterol were observed after 14 days of dosing with MET642. There were no significant changes in low-density lipoprotein cholesterol. Increases in ALT and aspartate aminotransferase, or AST, above the upper limit of normal were observed, starting at approximately Day 7, in a subset of subjects in the MAD cohorts. For subjects in the 5 mg cohort, the increases were resolved spontaneously with continued dosing. One subject in the 10 mg cohort had elevations in ALT and AST leading to treatment discontinuation after Day 10. The ALT and AST increases started to resolve within 72 hours of dosing cessation, when circulating levels of MET642, given its long elimination half-life, were still in the clinically significant range. None of the ALT and AST increases in any of the MAD subjects were accompanied by other laboratory abnormalities such as alkaline phosphatase, gamma-glutamyl transferase and total bilirubin levels, or clinical findings suggestive of hepatic injury, and therefore were not considered to be clinically significant.

Transient, asymptomatic ALT and AST increases in healthy volunteers and patients with NASH have been reported with small molecule clinical candidates, including with other FXR agonists. We believe these elevations to be clinically insignificant and possibly due to benign adaptation of liver cells as a result of rapid changes in cholesterol, bile acid, and lipid metabolism.

Based on the Phase 1 findings, we initiated a Phase 2a monotherapy trial of MET642 in March 2021 to further evaluate the safety, tolerability and pharmacological activity (change in liver fat content as measured by MRI-PDFF) at two dose levels of 3 mg and 6 mg. This is a 16-week, randomized, placebo-controlled trial enrolling up to 180 patients with NASH. An interim analysis is planned for the fourth quarter of 2021, after approximately 60 patients have completed 16 weeks of treatment with topline results of up to 180 patients expected to be reported in the first half of 2022.

In January 2021, the FDA granted Fast Track designation for MET642 in NASH.

We are continuing to evaluate the potential further development of our product candidates as both a monotherapy and combination therapy for NASH. We anticipate selecting either MET409 or MET642 for a Phase 2b monotherapy biopsy trial in NASH as early as the fourth quarter of 2021, and beginning that trial as early as the end of 2021 if the candidate is MET409, or the first half of 2022 if the candidate is MET642.

We also plan to develop our FXR product candidates as potential treatments for GI diseases affecting large patient populations with high unmet need and to opportunistically explore other disease areas. We intend to pursue development of our FXR agonist product candidates for the treatment of Inflammatory Bowel Disease, or IBD, including Ulcerative Colitis, or UC, and Crohn’s disease, as we believe FXR plays a key role in the disease process of IBD.

IBD is a significant global health issue and is thought to occur due to a maladaptive immune response to gut microbes. UC and Crohn’s are the two primary types of IBD. Patients with IBD can suffer from abdominal pain and bloody diarrhea and also be at increased risk of colorectal cancer. The global incidence of IBD is increasing and as of 2015, it was estimated that there were 3.1 million people in the United States with IBD.

Goals in the treatment of IBD are to induce and maintain remission while improving patients’ quality of life. For patients with moderate-to-severe IBD, medical treatment options have limitations in terms of long-term efficacy and side effects and have complicated administration regimens. There is approximately 10% clinical remission benefit over placebo for existing medical treatment options. Injectable biologics have become a mainstay of treatment in IBD patients. While these agents can be effective, long-term response to these agents is often reduced over time, in part due to the development of neutralizing antibodies. Injectable biologics are also cumbersome to administer chronically. Additionally, many of the biologic and other oral therapies for IBD result in an immunosuppressive effect that can increase the risk of opportunistic infections and malignancy. Regardless of therapy, most patients with IBD who are treated do not achieve clinical remission and combination therapy is generally limited by potentially additive immunosuppressive effects. Novel, effective therapies are needed for this condition, and we believe that an oral once-daily treatment for IBD that does not increase the risk of infections could be a beneficial treatment for patients.

We believe an oral, once-daily therapy with FXR agonists could be an attractive treatment option for UC patients that may prefer oral administration instead of injectable biologics that are cumbersome to administer chronically. In preclinical animal studies with our FXR agonist product candidates, we have observed statistically significant improvements in colon histology and at levels similar to that of a mouse antibody which targets IL-12/23. The IL-12/23 pathway is the target of current approved biologic therapies. We intend to submit an investigational new drug application, or IND, in the first half of 2022 and initiate a Phase 2a proof-of concept clinical trial of either MET409 or MET642 for the treatment of UC in the first half of 2022. We plan to use the Phase 1 clinical trial data in healthy volunteers and clinical data in NASH to help inform our IBD development program.

Our Approach

Since our founding in 2014, we have invested in building a foundation of chemistry and biology expertise to drive innovative drug discovery and development. We believe these internal capabilities allow us to gain insights into disease targets and mechanisms, and more quickly and purposefully design therapies with characteristics that we view as key to safety and efficacy. With this systematic approach, we have designed novel, proprietary FXR clinical product candidates arising from a unique chemical scaffold with the potential to provide a differentiated treatment for NASH.

We believe that potency, sustained exposure and continuous target engagement are key to optimizing therapeutic benefit with an FXR targeted therapy. In preclinical assays, MET409 and MET642 selectively bound FXR at 16 nanomolar, or nM, and 2.5 nM, respectively, which was approximately seven-fold and 39-fold more potent than obeticholic acid, or OCA, a first generation FXR agonist which bound FXR at 116 nM in the same assay, which we believe supports a wide therapeutic window. Potency is the amount of a drug that is needed to produce a given pharmacological effect and is determined by the receptor affinity of a drug. Additionally, our FXR agonists are derived from a unique chemical scaffold. Structural differences among FXR agonists can induce differentiated receptor conformation and gene expression profiles, which in turn could lead to a differentiated clinical profile. Our FXR clinical product candidates are designed to be dosed orally, once daily and have shown sustained FXR target engagement in multiple preclinical animal models and humans based on pharmacokinetics, or PK, as well as blood biomarkers. We believe FXR agonism simultaneously addresses multiple pathogenic mechanisms of NASH, including steatosis, inflammation and fibrosis and addresses both the metabolic and fibrotic elements of the disease. We believe the potential mechanism of action, combined with the potential for a wide therapeutic index and convenience of oral administration, make our FXR product candidates an ideal therapy to be used in combination with other treatments for NASH. In addition to our FXR program, we have continued to invest in drug discovery on other therapeutic targets that have effects on inflammation and/or fibrosis for which we believe we could develop proprietary small molecule therapies.

Below is a summary of our research and development programs, all of which are wholly-owned by us:

Program	Preclinical	Phase 1	Phase 2	Phase 3
FXR Agonist MET409 MET642	**MET409:** NASH Monotherapy			
	MET409: NASH Combination with Anti-Diabetic Agent			
	MET642: NASH Monotherapy			
	MET409 or MET642: UC Monotherapy			

Anticipated Milestones

MET642:
Phase 2a interim analysis in Q42021

MET409 or MET642:
Initiate Phase 2b monotherapy trial in NASH as early as YE2021 if MET409 or 1H2022 if MET642

MET409 and MET642:
Phase 2a trials completion in NASH in 1H2022

MET409 or MET642:
Initiate Phase 2a monotherapy trial in UC in 1H2022

1

Our Strategy

Our goal is to discover, develop and deliver innovative treatments that improve the health of patients with liver and GI disease. To achieve our goal, we plan to:

•	Establish our FXR agonists as differentiated treatments for patients with NASH.

We are developing differentiated treatments for patients with NASH that can be used as a monotherapy treatment or as part of combination therapy, which we believe is likely to become the standard-of-care for treating NASH. We believe that potency, sustained exposure and continuous target engagement are key to optimizing therapeutic benefit with an FXR targeted therapy. We also believe that the unique chemical scaffold of MET409 and MET642, relative to other FXR agonist candidates in clinical development, has the potential to deliver improved tolerability and therapeutic outcomes. Our lead candidate, MET409, has demonstrated notable reductions in liver fat and improvements in other NASH biomarkers and was generally well tolerated in our Phase 1b clinical trial as a monotherapy. MET409 is currently being evaluated in a Phase 2a proof-of-concept trial with empagliflozin in patients with type 2 diabetes and NASH, and we expect to report topline data in the first half of 2022. MET642 is being evaluated in a Phase 2a proof-of-concept clinical trial in patients with NASH and we expect to report interim data in the fourth quarter of 2021 on the results of approximately 60 patients treated for 16 weeks. We expect to report topline data of up to 180 patients in the first half of 2022.

•	Expand the development of our FXR program into IBD and establish clinical proof-of-concept.

Targeting FXR represents a novel approach to treating IBD. We have developed an extensive portfolio of FXR agonists that are designed to be taken orally once daily, and plan to submit an IND in the first half of 2022 and initiate a Phase 2a clinical trial in UC patients in the first half of 2022. In this trial, we plan to leverage relevant clinical endpoints to demonstrate clinical proof-of-concept in patients with UC as an indication for FXR agonists. If successful in achieving clinically meaningful activity in UC, we plan to meet with regulatory authorities to discuss expedited development strategies.

•	Leverage our expertise in drug discovery and development to advance and expand our pipeline in liver and GI diseases.

We believe our product candidates may be used as therapies to treat diseases beyond NASH. We will continue to discover and develop novel therapies targeting FXR as well as other drug targets, particularly those involved in inflammation and/or fibrosis. Based on our internal chemistry and biology expertise, we believe we can build a robust pipeline of innovative treatments for a range of liver and GI diseases.

•	Build a highly innovative, fully integrated company to commercialize approved candidates from our FXR program.

Based on the preclinical and clinical results observed with our FXR agonists, we believe we can develop differentiated FXR agonists for NASH. To realize the full potential of our FXR agonists, we plan to develop targeted commercial capabilities in key geographies and establish a specialty sales force to bring our products, if approved, to market.

•	Enhance our capabilities through strategic partnership and collaboration opportunities.

We are developing a pipeline of differentiated product candidates today, all of which are wholly-owned. We plan to selectively evaluate collaboration and partnership opportunities with biopharmaceutical companies whose capabilities and resources are synergistic or additive to our own, particularly in geographies outside the United States. In addition, we may pursue in-licensing opportunities that would benefit from our chemistry and biology expertise and development capabilities.

FXR License Agreement

In January 2015, we entered into an exclusive patent license agreement, or the 2015 Salk Agreement, with The Salk Institute for Biological Studies, or The Salk, pursuant to which we licensed certain FXR and FGF1-related intellectual property. On November 10, 2016, the 2015 Salk Agreement was amended and restated by two separate agreements: an amended and restated exclusive FXR license agreement for FXR-related intellectual property (as amended February 4, 2017 and July 25, 2018), or the FXR License Agreement, and an amended and restated exclusive FGF1 license agreement, or the FGF1 License Agreement, which terminated effective October 7, 2018. Pursuant to a second amendment to the FXR License Agreement, which we entered into with The Salk in July 2018, or the July 2018 amendment, we agreed to changes to certain of our FXR patent rights under the FXR License Agreement. As partial consideration for the 2015 Salk Agreement, the FXR License Agreement and the FGF1 License Agreement, we have issued The Salk an aggregate of 165,305 shares of our common stock.

Pursuant to the FXR License Agreement prior to its amendment in July 2018, The Salk granted us an exclusive, worldwide license under certain patents relating to FXR, or the Licensed Patents, to make, use, offer for sale, import, export and distribute products, or Licensed Products, covered by the Licensed Patents, or that use or incorporate certain technical information, or Technical Information, owned or controlled by The Salk. In addition, The Salk granted us a non-exclusive, worldwide license to use the Technical Information to research, develop, test, make, have made, use, offer for sale, sell, import, export, distribute and manufacture Licensed Products. We returned the Licensed Patents to The Salk pursuant to a notice delivered to The Salk in February 2018 as memorialized by the July 2018 amendment. Pursuant to the July 2018 amendment, we agreed to include within the definition of Licensed Products all of the patents and/or patent applications owned or controlled by us as of July 25, 2018 that cover FXR agonists for diagnosis, prevention and/or treatment of disease in humans. We are required to use commercially reasonable efforts to achieve certain diligence milestones with respect to the Licensed Products, including with respect to developing, producing and selling Licensed Products. We are also required to pay The Salk up to $6.5 million in milestone payments upon the completion of certain clinical and regulatory milestones, certain of which payments we may defer under certain circumstances. We are also obligated to pay The Salk a low single-digit percentage royalty on net sales, with a minimum annual royalty payment due beginning with the first commercial sale of each Licensed Product. The applicable minimum annual royalty payment amount depends on the number of years that have elapsed since the first commercial sale of a Licensed Product and is in the hundreds-of-thousands-of-dollars range. In addition, if we choose to sublicense the Licensed Product to any third parties, we must pay to The Salk a low single-digit percentage of all sublicensing revenue. In addition, in the event of a change of control, we are required to pay The Salk a low single-digit percentage of any payments and consideration that we receive in consideration of the change of control. We are no longer responsible for reimbursing The Salk for its patent costs incurred in connection with prosecuting and maintaining the Licensed Patents, which Licensed Patents we returned to The Salk.

We have agreed to indemnify The Salk and its affiliates against any third-party claims or actions directly or indirectly arising from or relating to the FXR License Agreement, except where the claim results solely from the gross negligence or willful misconduct of The Salk or its affiliates. Unless terminated earlier, the FXR License Agreement will expire upon the last to expire royalty term, which, as to a particular Licensed Product in a given country, is the earliest of (1) the expiration of the last to expire government exclusivity (other than patent exclusivity) for the Licensed Product in such country, or (2) ten years from the date of first commercial sale of such Licensed Product in such country. We may terminate the FXR License Agreement upon 90 days’ prior written notice to The Salk only in the event we, our affiliates and sublicensees have ceased all development and commercialization of Licensed Products and all commercial sales and all sublicenses have been terminated. The Salk may terminate the FXR License Agreement immediately upon written notice in the event of (1) default by us in our reporting, payment or indemnification obligations if we do not cure within 30 business days after receiving written notice from The Salk, default by us in our insurance obligations if we do not cure within 15 business days after receiving written notice from The Salk, or default by us in the performance of any other obligations in the FXR License Agreement if we do not cure within 60 days after receiving written notice from The Salk; or (2) if we cease to carry out our business, or become bankrupt or insolvent. The Salk may also terminate the FXR License Agreement in the event that it provides us with a written notice specifying the basis for its belief that we are not using reasonable efforts and diligence to meet our diligence obligations and we fail to respond within 30 days with written proof of our diligence and/or a plan for a cure that meets The Salk’s satisfaction.

Manufacturing

We do not own or operate manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all our required raw materials, drug substance and drug product needs for preclinical research and clinical trials. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationships for the manufacture of commercial supplies of any of our product candidates if they are approved. If any of our products are approved by any regulatory agency, we intend to enter into agreements with a third-party contract manufacturer and one or more back-up manufacturers for the commercial production of those products. Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval.

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. If MET409 or MET642 is approved, we intend to establish a specialty sales force and develop targeted commercial capabilities in key geographies. We expect to manage sales, marketing and distribution through internal resources and third-party relationships. In addition, we will opportunistically explore commercialization partnerships, particularly with entities who have strong capabilities in geographies outside the United States. As our product candidates progress through our pipeline, our commercial plans may change. Clinical data, the size of the development programs, the size of our target markets, the size of a commercial infrastructure and manufacturing needs may all influence our commercialization strategies.

Competition

The pharmaceutical and biotechnology industries are characterized by intense competition and rapid innovation. While we believe that our technology, development experience, and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including large multinational pharmaceutical companies, established biotechnology companies and specialty pharmaceutical companies, which have materially greater financial, manufacturing, marketing, research and drug development resources than we do. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

We are aware of both private and public companies with development programs in NASH. These companies include, but are not limited to, 89Bio, Inc., Akero Therapeutics, Inc., Allergan, Inc., Bristol-Myers Squibb Company, CymaBay Therapeutics, Inc., Eli Lilly and Company, Enanta Pharmaceuticals, Inc., ENYO Pharma SA, Intercept Pharmaceuticals, Inc., Inventiva S.A., Gilead Sciences, Inc., Madrigal Pharmaceuticals, Inc., NGM Biopharmaceuticals, Inc., Novartis AG, Novo Nordisk A/S, Pfizer, Inc., Sanofi S.A., Shire plc, Terns Pharmaceuticals, Inc. and Viking Therapeutics, Inc. Several companies, including some of those mentioned above, have active research and development programs on FXR, including Intercept Pharmaceuticals, Inc.’s OCA, which has completed Phase 3 clinical trials and have submitted an NDA, Gilead’s cilofexor and Enanta’s EDP-305 which have completed Phase 2a clinical trials, and Novartis’ tropifexor which has completed Phase 2b clinical trials. The FDA denied accelerated approval for Intercept Pharmaceuticals, Inc.’s OCA based on the surrogate histologic endpoint of improvement of fibrosis as shown by liver biopsy with no worsening of NASH in lieu of clinical outcomes such as overall survival and time to transplant. Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or cheaper than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of our product’s entry. We believe the competitive factors that will determine the success of our programs will be the efficacy, safety, pricing and reimbursement, and convenience of our product candidates.

Major, currently marketed IBD therapies include, but are not limited to, adalimumab (marketed as Humira by Pfizer, Inc.), infliximab (marketed as Remicade by Janssen Biotech, Inc.), tofacitinib (marketed as Xeljanz by Pfizer, Inc.), ustekinumab (marketed as Stelara by Janssen Biotech, Inc.), and vedolizumab (marketed as Entyvio by Takeda Pharmaceuticals, Inc.) and we are aware of several companies with development programs including, but not limited to, Abbvie Inc., Janssen Pharmaceuticals, Inc., Pfizer, Inc., and Takeda Pharmaceuticals, Inc.

Intellectual Property

The proprietary nature of, and protection for, our product candidates and our discovery programs, processes and know-how are important to our business. Our patent portfolio for our FXR program is at an early stage. For our product candidates, we generally pursue patent protection covering compositions of matter, methods of use and manufacture. Our policy is to pursue, maintain and defend patent rights in strategic areas, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets and other proprietary know how that may be important to the development of our business.

For our MET409 FXR program, we own and have filed multiple patent families directed to composition-of-matter coverage of MET409, its formulations, and methods of use in the treatment of, including combination therapy, metabolic, liver, GI and other diseases and conditions. We have sought to protect our proprietary rights in MET409 by filing patent applications in the U.S., Europe, China, Japan and other foreign jurisdictions. Any patents issuing from patent applications in these patent families are projected to expire in the 2036-2041 timeframe, not including any patent term adjustments and any patent term extensions that may be available. As of March 1, 2021, we own two issued United States patents directed to our product candidate MET409, as a composition-of-matter, as well as claims directed to pharmaceutical compositions and methods of using MET409. These issued United States patents are set to expire in the 2036-2038 timeframe, not including any patent term adjustments and any patent term extensions that may be available.

For our MET642 FXR program, we also own multiple patent families directed to composition-of-matter coverage of MET642, its formulations, and methods of use in the treatment of, including combination therapy, metabolic, liver, GI and other diseases and conditions. We have sought to protect our proprietary rights in MET642 by filing patent applications in the U.S., Europe, China, Japan and other foreign jurisdictions. Any patents issuing from patent applications in these patent families are projected to expire in the 2038-2041 timeframe, not including any patent term adjustments and any patent term extensions that may be available.

Furthermore, we have sought to protect our proprietary rights in additional FXR agonists that have differentiated compound structures from MET409 and MET642, by filing additional patent applications directed to composition-of-matter coverage, formulations and methods of use in the treatment of, including combination therapy, metabolic, liver, GI and other diseases and conditions. Any patents issuing from these additional patent filings are projected to expire in the 2036-2039 timeframe, not including any patent term adjustments and any patent term extensions that may be available.

Our commercial success will depend in part on obtaining and maintaining patent protection of our current and future product candidates and the methods used to develop and manufacture them, and their use in the treatment of metabolic, liver, GI and other diseases and conditions, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors — Risks Related to Our Intellectual Property.”

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the U.S., the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method of using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and some other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions from applicable authorities, including the United States Patent and Trademark Office, or USPTO, in the U.S., to any of our issued patents covering an approved drug in any jurisdiction where these patent term extensions are available.

There is no guarantee that the applicable authorities, including the USPTO in the U.S., will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. For more information regarding the risks related to our intellectual property, see “Risk Factors — Risks Related to Our Intellectual Property.”

In addition to patent protection, we also rely on trademark registration, trade secrets, know how, other proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information of our business that is not amenable to, or that we do not consider appropriate for, patent protection. We take steps to protect our proprietary information, including trade secrets and unpatented know-how, by entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors. However, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets and unpatented know-how, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. For more information regarding the risks related to our intellectual property, see “Risk Factors — Risks Related to Our Intellectual Property.”

Moreover, third parties may still obtain this proprietary information or may come upon this or similar information independently, and we would have no right to prevent them from using that information to compete with us. If any of these events occurs or if we otherwise lose protection for our trade secrets and know how the value of this information may be greatly reduced, and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or any of our product candidates or processes, obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention. For more information, see “Risk Factors — Risks Related to Our Intellectual Property.”

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of therapeutic products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

FDA Approval Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending regulatory applications, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

The process required by the FDA before a drug may be marketed in the United States generally includes the following:

•	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices, or GLP, or other applicable regulations;
•	Submission to the FDA of an IND, which must become effective before human clinical trials may begin in the United States;

•	Approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•	Performance of adequate and well-controlled human clinical trials according to Good Clinical Practices, or GCP, to establish the safety and efficacy of the product candidate for its intended use;
•	Submission to the FDA of a New Drug Application, or NDA, for a new product;
•	Completion of an FDA advisory committee review, if applicable;
•

Satisfactory completion of an FDA inspection of the facility or facilities where the product candidate is manufactured to assess compliance with the FDA’s current good manufacturing practices, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the therapeutic product candidate’s identity, strength, quality, purity and potency;

•	Potential FDA audit of the preclinical and clinical trial sites that generated the data in support of the NDA; and
•	FDA review and approval of the NDA.

Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product candidate or disease. A clinical hold may occur at any time during the life of an IND and may affect one or more specific trials or all trials conducted under the IND.

Preclinical tests include laboratory evaluation of product candidate’s chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product candidate’s chemistry, manufacturing and controls, and a proposed clinical trial protocol. The sponsor will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

Clinical trials involve the administration of the investigational product to healthy volunteers or subjects under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCP, an international standard meant to protect the rights and health of subjects and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. subjects and subsequent protocol amendments must be submitted to the FDA as part of the IND, and timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. The trial protocol and informed consent information for subjects in clinical trials must also be submitted to an IRB for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. The study sponsor may also suspend a clinical trial at any time on various grounds, including a determination that the subjects are being exposed to an unacceptable health risk.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the product candidate usually into healthy human subjects, the product candidate is tested to assess metabolism, pharmacokinetic, or PK, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the product candidate for a particular indication, dosage tolerance and optimal dosage, and to identify common adverse effects and safety risks. If a product candidate demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain additional information about clinical efficacy and safety in a larger number of subjects, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit risk relationship of the product candidate and to provide adequate information for the labeling of the product candidate. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the product candidate. A single Phase 3 trial may be sufficient in certain circumstances. Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

During the development of a new product candidate, sponsors are given opportunities to meet with the FDA at certain points; specifically, prior to the submission of an IND, at the end of Phase 2 and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trials that they believe will support the approval of the new product candidate.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

There are also requirements governing the reporting of ongoing clinical trials and completed trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products are required to register and disclose specified clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved.

Concurrent with clinical trials, sponsors usually complete additional animal safety studies and also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing commercial quantities of the product candidate in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and the manufacturer must develop methods for testing the quality, purity and potency of the product candidate. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its proposed shelf-life. After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product candidate’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the applicant under an approved NDA is also subject to annual program user fees.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may refuse to file any NDA that it deems incomplete or not properly reviewable at the time of submission, and may request additional information. In this event, the NDA must be resubmitted with the additional information and the resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. For priority review NDAs, FDA has a goal of six months from the date of filing to review and act on the submission.

Among other things, the FDA reviews an NDA to determine whether the product is safe and effective for its intended use, and whether the product candidate is being manufactured in accordance with cGMP. The FDA may also refer applications for novel product candidates, or product candidates that present difficult questions of safety or efficacy, to an advisory committee — typically a panel that includes clinicians and other experts — for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the product candidate is manufactured. The FDA will not approve the product candidate unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. To assure GCP and cGMP compliance, an applicant must incur significant expenditures of time, money and effort in the areas of training, record keeping, production and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive. The FDA may disagree with our trial design or interpret data from preclinical studies and clinical trials differently than we interpret the same data. If the agency decides not to approve the NDA in its present form, the FDA will issue a complete response letter that describes all of the specific deficiencies in the application identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing the deficiencies identified in the letter, or withdraw the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has a goal of reviewing and acting on such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing of the drug in the United States with specific prescribing information for specific indications.

Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific indications and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a Risk Evaluation and Mitigation Strategy, or REMS, or otherwise limit the scope of any approval. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the product. In addition, the FDA may require post marketing clinical trials, sometimes referred to as “Phase 4” clinical trials, designed to further assess a product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

The Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Foreign Clinical Trials to Support an IND or NDA

The FDA will accept as support for an IND or NDA a well-designed, well-conducted, non-IND foreign clinical trial if it was conducted in accordance with GCP and the FDA is able to validate the data from the trial through an on-site inspection, if necessary. A sponsor or applicant who wishes to rely on a non-IND foreign clinical trial to support an IND must submit the following supporting information to the FDA to demonstrate that the trial conformed to GCP:

•	the investigator’s qualifications;
•	a description of the research facilities;
•	a detailed summary of the protocol and trial results and, if requested, case records or additional background data;
•	a description of the drug substance and drug product, including the components, formulation, specifications, and, if available, the bioavailability of the product candidate;
•	information showing that the trial is adequate and well controlled;
•	the name and address of the independent ethics committee that reviewed the trial and a statement that the independent ethics committee meets the required definition;
•	a summary of the independent ethics committee’s decision to approve or modify and approve the trial, or to provide a favorable opinion;
•	a description of how informed consent was obtained;
•	a description of what incentives, if any, were provided to subjects to participate;
•	a description of how the sponsor monitored the trial and ensured that the trial was consistent with the protocol;
•	a description of how investigators were trained to comply with GCP and to conduct the trial in accordance with the trial protocol; and

•	a statement on whether written commitments by investigators to comply with GCP and the protocol were obtained.

Expedited development and review programs

The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. With regard to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals. Fast track designation does not guarantee an accelerated review by the FDA.

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify the predicted clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing trials in a timely manner, or if such trials fail to confirm the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

The Food and Drug Administration Safety and Innovation Act established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as a breakthrough therapy, the FDA will work to expedite the development and review of such drug.

Fast track designation, breakthrough therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

Patent Term Restoration and Marketing Exclusivity

After approval, owners of relevant drug patents may apply for up to a five year patent extension under the Hatch-Waxman Act. The allowable patent term extension is calculated as half of the product’s testing phase — the time between IND and NDA submission — and all of the review phase — the time between NDA submission and approval, up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the USPTO must determine that approval of the product candidate covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a product candidate for which an NDA has not been submitted.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A product candidate is a new chemical entity if the FDA has not previously approved any other new product candidate containing the same active moiety, which is the molecule or ion responsible for the action of the product candidate substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application or a 505(b)(2) NDA submitted by another company for another version of such product candidate where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing product candidate. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving abbreviated new drug applications, or ANDAs, for product candidates containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

Post-approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may under some circumstances require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA under some circumstances has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

Any product manufactured or distributed by us or our collaborators pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:

•	record-keeping requirements;
•	reporting of adverse experiences associated with the product;
•	providing the FDA with updated safety and efficacy information;
•	therapeutic sampling and distribution requirements;
•	notifying the FDA and gaining its approval of specified manufacturing or labeling changes;
•	registration and listing requirements; and
•

complying with FDA promotion and advertising requirements, which include, among other things, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved labeling, limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet.

Manufacturers, their subcontractors, and other entities involved in the manufacture and distribution of approved drug products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMP, including data integrity requirements, and other laws. The FDA periodically inspects manufacturing facilities to assess compliance with ongoing regulatory requirements, including cGMP, which impose extensive procedural, substantive and record-keeping requirements upon us and third-party manufacturers engaged by us if our products are approved.

In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require FDA approval before being implemented. FDA regulations would also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and our third-party manufacturers. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory actions, such as warning letters, suspension of manufacturing, seizures of products, injunctive actions or other civil penalties.

The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market and imposes requirements and restrictions on drug manufacturers, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.

Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical holds on post-approval clinical trials, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS (such as the Office of Inspector General, Office for Civil Rights and the Health Resources and Service Administration), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, business and financial arrangements, such as sales and marketing activities and scientific/educational grant programs, must comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, transparency reporting requirements under federal law, and similar state laws, each as amended, as applicable.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between therapeutic product manufacturers on one hand and prescribers, purchasers and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The federal false claims law, including the civil False Claims Act, or FCA, which imposes significant penalties and can be enforced by private citizens through civil qui tam actions, and civil monetary penalty laws prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal healthcare programs, including Medicare and Medicaid, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. For instance, historically, pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label and thus generally non-reimbursable, uses. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.

HIPAA imposes liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of personal information (including, without limitation, health information) in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.

The federal Physician Payments Sunshine Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding their payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year. Failure to report accurately could result in penalties. In addition, many states have analogous U.S. state laws and regulations, including anti-kickback, false claims laws, and transparency laws. Many states have similar, and typically more prohibitive, fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Physician Payments Sunshine Act, thus further complicating compliance efforts.

We may develop products that, once approved, may be administered by a physician. Under currently applicable U.S. law, certain products not usually self-administered (including injectable drugs) may be eligible for coverage under Medicare through Medicare Part B. Medicare Part B is part of original Medicare, the federal health care program that provides health care benefits to the aged and disabled, and covers outpatient services and supplies, including certain pharmaceutical products, that are medically necessary to treat a beneficiary’s health condition. As a condition of receiving Medicare Part B reimbursement for a manufacturer’s eligible drugs, the manufacturer is required to participate in other government healthcare programs, including the Medicaid Drug Rebate Program and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of HHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities that participate in the program.

In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. It is difficult to predict how Medicare coverage and reimbursement policies will be applied to our products in the future and coverage and reimbursement under different federal healthcare programs are not always consistent. Medicare reimbursement rates may also reflect budgetary constraints placed on the Medicare program.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

Ensuring business arrangements with third parties comply with applicable healthcare laws and regulations is a costly endeavor. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other current or future governmental regulations that apply to us, we may be subject to penalties, including without limitation, significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may obtain regulatory approval. In the United States and in foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the United States, and commercial payors are critical to new product acceptance.

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which therapeutics they will pay for and establish reimbursement levels. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a therapeutic is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if coverage and reimbursement are available, what the level of reimbursement will be. Coverage may also be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Reimbursement may impact the demand for, or the price of, any product for which we obtain regulatory approval.

Third-party payors are increasingly challenging the price, examining the medical necessity, and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded drugs and drugs administered under the supervision of a physician. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our product on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

Different pricing and reimbursement schemes exist in other countries. In the European Union, or EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care, the increasing influence of health maintenance organizations, and additional legislative changes in the United States has increased, and we expect will continue to increase, the pressure on healthcare pricing. The downward pressure on the rise in healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several executive, legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the Affordable Care Act provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts, which through subsequent legislative amendments, was increased to 70%, off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the 340B Drug Discount Program;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•	expansion of healthcare fraud and abuse laws, including the FCA and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
•	requirements to report certain financial arrangements with physicians (as defined by such law) and teaching hospitals;
•	a requirement to annually report certain information regarding drug samples that manufacturers and distributors provide to physicians;
•	establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending; and
•	a licensure framework for follow on biologic products.

There have been executive, legal and political challenges to certain aspects of the Affordable Care Act. For example, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. In December 2017, Congress repealed the tax penalty for an individual’s failure to maintain Affordable Care Act-mandated health insurance as part of a tax reform bill. Further, 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Moreover, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress is continuing to consider legislation that would alter other aspects of the Affordable Care Act. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

We anticipate that the Affordable Care Act, if substantially maintained in its current form, will continue to result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2030 unless additional Congressional action is taken.  However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.  Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Personal Data Regulation

The collection, use, transfer, disclosure, retention, security and other processing of personal data (including, without limitation, clinical trial data), collectively, Process or Processing, may be subject to independent and overlapping data security and privacy regulatory frameworks in the various jurisdictions in which we operate.  These frameworks are evolving and may impose potentially conflicting obligations.

For example, foreign data protection laws, including without limitation, Regulation 2016/679, known as the General Data Protection Regulation, or GDPR, along with other EU and country-specific laws and regulations may apply to personal data (including health-related data) obtained outside of the United States. The United Kingdom, or U.K., and Switzerland have also adopted data protection laws and regulations. European data protection laws (such as the GDPR and implementing EU member state laws) introduced new data protection requirements in the European Economic Area, or EEA, as well as potential data Processing penalties and monetary fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. These laws and regulations impose numerous requirements for the Processing of personal data, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal data is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations, and obligations to honor expanded rights of individuals in relation to their personal data (e.g., the right to access, correct and delete their data). In addition, European data protection laws generally restrict cross-border data transfers of personal data absent a legal basis and require a valid legal mechanism for the transfer of data to countries that the relevant legal authority has not deemed to provide adequate safety for such information, like the United States. Notwithstanding the UK’s withdrawal from the European Union, by operation of the so-called “UK GDPR,” the GDPR continues to apply in substantially equivalent form in the context of the UK, UK establishments and UK-focused data Processing operations. However, under the post-Brexit Trade and Cooperation Agreement between the EU and the UK, the UK and EU have agreed that personal data transfers to the UK from EEA Member States will not be treated as ‘restricted transfers’ to a non-EEA country for a period of up to four months from January 1, 2021, plus a potential further two months extension. If the European Commission does not adopt an “adequacy decision” in respect of the UK during this period, from that point onwards the UK will be an “inadequate third country” under the GDPR and transfers of personal data from the EEA to the UK will require a valid “transfer mechanism.” Additionally, other countries have passed or are considering passing laws requiring local data residency and imposing cross-border data transfer restrictions.

In the United States, there are a broad variety of data protection laws and regulations that may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018, or CCPA), state health information privacy laws, and federal and state consumer protection laws (for example, section 5 of the Federal Trade Commission Act).

Given the breadth and depth of changes in data protection obligations, achieving and maintaining compliance with applicable data protection laws and regulations such as the GDPR, UK GDPR and CCPA will require significant time, resources and expense, and we may be required to put in place new or additional mechanisms to ensure compliance with current, evolving and new data protection requirements. This may be an onerous undertaking and adversely affect our business, financial condition, results of operations and prospects.

European Union / Rest of World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval to conduct clinical trials or market a product, we must obtain the requisite approvals from regulatory authorities in foreign jurisdictions prior to the commencement of clinical trials or marketing of the product in those countries.

Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application, much like the IND, prior to the commencement of human clinical trials. In the EU, for example, before starting a clinical trial, a valid request for authorization must be submitted by the sponsor to the competent authority of the EU Member State(s) in which the sponsor plans to conduct the clinical trial, as well as to an independent national Ethics Committee. A clinical trial may commence only once the relevant Ethics Committee(s) has (have) issued a favorable opinion and the competent authority of the EU Member State(s) concerned has (have) not informed the sponsor of any grounds for non-acceptance. Failure to comply with the EU requirements may subject a company to the rejection of the request and the prohibition to start a clinical trial. Clinical trials conducted in the EU (or used for marketing authorization application in the EU) must be conducted in accordance with applicable GCP and GMP rules, International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, guidelines and be consistent with ethical principles. EU Member State inspections are regularly conducted to verify the sponsor’s compliance with applicable rules. The sponsor is required to record and report to the relevant national competent authorities (and to the Ethics Committee) information about suspected serious unexpected adverse reactions.

The authorization of a clinical trial may be suspended or revoked by EU Member States in their territory if the conditions in the request for an authorization are no longer met, or if an EU Member State has information raising doubts about the safety or scientific validity of the clinical trial. Various penalties exist in EU Member States for non-compliance with the clinical trial rules and related requirements, for example with respect to data protection and privacy. If we or our potential collaborators fail to comply with applicable EU regulatory requirements, we may also be subject to damage compensation and civil and criminal liability. The way clinical trials are conducted in the EU will undergo a major change when the new EU Clinical Trial Regulation (Regulation 536/2014) comes into application in 2019.

As in the United States, no medicinal product may be placed on the EU market unless a marketing authorization has been issued. Suspected unexpected serious adverse reactions related to authorized medicinal products must be recorded and reported to the national competent authorities.

Various penalties and sanctions exist in different EU Member States for non-compliance with the EU marketing authorization procedure. The European Commission may also impose financial penalties on the holders of marketing authorizations if they fail to comply with certain obligations in connection with the authorizations. If we or our potential collaborators fail to comply with applicable EU — or other ex-U.S. — regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

In addition, there are foreign anti-corruption and anti-bribery laws that govern direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. These laws, such as the U.K. Bribery Act, generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Violations of these laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Coverage and reimbursement status of any product candidates for which we obtain regulatory approval are provided for by the national laws of EU Member States. The requirements may differ across the EU Member States. Also at national level, actions have been taken to enact transparency laws regarding payments between pharmaceutical companies and health care professionals, or HCPs.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country.

In all cases, again, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements.

Human Capital

Our employees: As of December 31, 2020, we had 35 employees of which 26 employees were involved in research and development and 9 employees were involved in general and administrative functions. None of our employees are covered by a collective bargaining agreement.

Talent, diversity, and employee engagement: We believe that our future success depends on our ability to attract, retain, and motivate a highly skilled, experienced, diverse, and inclusive workforce. We provide our employees with competitive compensation packages consisting of salaries, bonuses, and equity awards, as well as access to wellness programs including health care, retirement planning, and paid time off. We regularly conduct surveys to measure employee engagement and institute programs and initiatives to promote our shared mission and values.

Corporate and Other Information

We were incorporated in Delaware in September 2014. Our principal executive offices are located at 3985 Sorrento Valley Blvd., Suite C, San Diego, CA 92121, and our telephone number is (858) 369-7800.

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information about issuers, like the Company, who file electronically with the SEC. The address of that site is http://www.sec.gov. We also make these documents and certain public financial information available on our corporate website, which is www.metacrine.com. Our SEC reports and other financial information can be accessed through the investors section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Item 1A. Risk Factors.

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

We are an early stage biopharmaceutical company with a very limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. We were incorporated in 2014 and commenced operations in 2015. To date, our operations have been limited to organizing and staffing our company, business planning, raising capital, researching, discovering and developing our pipeline in FXR and other drug targets, and general and administrative support for these operations. Our product candidates, MET409 and MET642, are in early clinical development, while our other research and development programs are in the discovery stage. We have not yet demonstrated an ability to successfully complete any late stage clinical trials and have never completed the development of any product candidate. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the years ended December 31, 2020 and 2019, our net losses were $37.3 million and $28.9 million, respectively. As of December 31, 2020, we had an accumulated deficit of $120.7 million. We expect to incur increasing levels of operating losses for the foreseeable future as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of MET409 and MET642, and incur the additional costs of operating as a public company. We expect that it will be several years, if ever, before we have a product candidate ready for potential regulatory approval and commercialization. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Our future success will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize one or both of MET409 and MET642, in any of the indications for which we plan to develop them, including NASH or IBD, which may never occur. We have no significant product candidates in our pipeline other than MET409 and MET642. We currently generate no revenues from sales of any drugs and we may never be able to develop or commercialize a marketable drug.

Before we can market and sell a drug in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials, manage clinical, preclinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States and from similar foreign regulatory agencies in other jurisdictions, obtain manufacturing supply, build a commercial organization or enter into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials and/or obtain regulatory approvals and develop sufficient commercial capabilities for MET409, MET642 or any other product candidates. We have not submitted a NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate. Further, a product candidate may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain regulatory approvals, we may never generate significant revenues from any commercial sales of a marketable drug. If one of our product candidates is approved and we fail to successfully commercialize it, we may be unable to generate sufficient revenues to sustain and grow our business and our business, prospects, financial condition and results of operations will be adversely affected.

MET409 and MET642 are FXR agonists, a class of drugs from which there are no approved therapies in the diseases for which we are currently pursuing clinical trials, and our initial target indication is NASH, for which there are no approved therapies. This makes it difficult to predict the timing and costs of clinical development for these product candidates.

We have concentrated our product research and development efforts on our FXR agonists, including MET409 and MET642, and our future success depends on the successful development of this therapeutic approach to disease. To date, there are no FXR agonists approved for the treatment of the diseases for which we are currently pursuing clinical trials. Additionally, the first indication for which we intend to develop MET409 and MET642 is NASH, a disease for which there are no approved therapies. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. While other companies are in later stages of clinical trials for their FXR agonists than we are, there is not a tested and successful approval path for drugs in this class that we can use as an example and we expect that such a path for regulatory approval for NASH treatments may continue to evolve in the near term as these other companies refine their regulatory approval strategies and interact with regulatory authorities. As an example, the FDA recently denied accelerated approval for Intercept Pharmaceuticals, Inc.’s drug candidate, OCA, based on the surrogate histologic endpoint of improvement of fibrosis as shown by liver biopsy with no worsening of NASH in lieu of clinical outcomes such as overall survival and time to transplant. Such evolution may impact our future clinical trial designs, including trial size and approval endpoints, in ways that we cannot predict today. As we advance our product candidates, we will be required to consult with the FDA and equivalent foreign authorities and comply with applicable guidelines. The FDA and equivalent foreign authorities may require that we perform additional studies beyond those that we currently expect. As a result, our expenses could increase materially beyond what we currently anticipate, and the timing of any potential product approval may be delayed. As an example, the FDA has suggested, and we have agreed, to include scans and other blood tests with respect to our anticipated Phase 2a clinical trial of MET642 which resulted in increases to our anticipated study costs. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient revenue to maintain our business.

We will need to obtain substantial additional funding to complete the development and any commercialization of MET409, MET642 and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations.

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially during the next few years. The development of biopharmaceutical product candidates is capital intensive. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. We believe that the net proceeds from our initial public offering, together with our cash and cash equivalents at December 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in the progress of our drug development activities and changes in regulation of what is necessary to develop a therapy for NASH and obtain approval. Our future capital requirements will depend on many factors, including:

•	the scope, rate of progress and costs of our drug discovery, preclinical development activities, laboratory testing and clinical trials for our product candidates;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•	the cost, timing and outcome of regulatory review of our product candidates;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;
•	the costs associated with being a public company;
•	the timing of any milestone and royalty payments to current or future licensors;
•	the extent to which we acquire or in-license other product candidates and technologies;
•	the cost associated with commercializing our product candidates, if they receive marketing approval; and
•	the severity, duration, and impact of the ongoing COVID-19 pandemic, which may exacerbate the magnitude of the factors discussed above.

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

The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility.

In August 2019, we entered into a loan and security agreement, or the loan agreement, with K2 HealthVentures LLC, or K2, as amended in March 2020. We borrowed $10.0 million in the first tranche under the loan agreement. Our obligations under the loan agreement are secured by a security interest in substantially all of our assets, other than our intellectual property. The loan agreement includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our stockholders may consider beneficial. In addition, K2 could declare a default upon the occurrence of any event that it interprets could have material adverse effect, as defined in the loan agreement. Upon the occurrence and continuance of an event of default, K2 may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement. Any declaration by K2 of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

We are very early in our development efforts and we have limited experience conducting clinical trials in humans.

We are early in our development efforts and we have limited experience conducting clinical trials in humans. Because of the early stage of our development efforts, and because the regulatory landscape in NASH is still evolving, we are still in the process of determining the clinical development path forward for MET409 and MET642 in this indication. To date, MET409 and MET642 have only been evaluated for safety and toxicology in animals for up to 13 weeks and 16 weeks, respectively, in completed preclinical studies, MET409 has been evaluated for safety in a 14-day Phase 1 clinical trial and 12-week Phase 1b clinical trial, and MET642 has been evaluated for safety in a 14-day Phase 1 clinical trial. Their longer-term toxicity is unknown. We are currently conducting six-month rat and nine-month non-human primate GLP toxicology studies for MET409 and MET642 to support longer-term clinical trials. Adverse safety and toxicology findings may emerge as we conduct longer studies. In addition, success in early clinical trials does not mean that later clinical trials will be successful, because later-stage clinical trials may be conducted in broader patient populations and involve different study designs. For instance, the results of our completed Phase 1b proof-of-concept clinical trial of MET409 in NASH patients may not be predictive of the results of any future clinical trial. Furthermore, our future clinical trials will need to demonstrate sufficient safety and efficacy in larger patient populations for approval by regulatory authorities. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. In addition, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

To date, we have had only limited interactions with the FDA regarding our plans for future MET409 and MET642 clinical trials. We may not learn of certain information or the amount or type of data that the FDA may require for approval of our product candidates until after we have additional interactions with the FDA. In part because of our limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, we cannot be certain that our clinical trials will be initiated on time, that our planned clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on our ability to successfully complete the above activities and any other activities required for the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will further depend on factors such as:

•

completion of preclinical studies, including ongoing and future long-term toxicology studies, our ongoing Phase 2a Combination Trial of MET409 with empagliflozin in patients with Type 2 diabetes and NASH and our ongoing Phase 2a clinical trial of MET642 with favorable results;

•	authorization by the FDA to proceed with clinical trials under INDs or similar regulatory authorizations by comparable foreign regulatory authorities for our future clinical trials;
•	successful enrollment in, and completion of, clinical trials with favorable results;
•	demonstrating safety and efficacy to the satisfaction of applicable regulatory authorities;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing manufacturing capabilities or arrangements with third-party manufacturers for clinical supply and, if and when approved, for commercial supply;
•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in combination with others;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;

•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates;
•	maintaining a continued acceptable safety profile of any product following approval; and
•	disruptions or difficulties, or other restrictions, in initiating, enrolling, conducting or completing trials due to the recent COVID-19 pandemic.

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

Regulatory approval of an NDA is not guaranteed, and the approval process is an expensive and uncertain process that may take several years. The FDA and foreign regulatory entities also have substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for NDA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage. The results of preclinical and early clinical trials of our product candidates and other products with the same mechanism of action may not be predictive of the results of our clinical trials. In particular, while we have conducted certain preclinical studies of MET409 and MET642, a Phase 1b proof-of-concept clinical trial of MET409, and a Phase 1 clinical trial of MET642, we do not know whether these product candidates will perform in current and future clinical trials as they have performed in these prior studies. For example, in preclinical animal studies with our FXR agonist product candidates, we have observed improvement in colon inflammation on a level similar to a mouse antibody which targets IL-12/23, but there is no guarantee that a similar improvement will be observed in our clinical trials.

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

•

may not deem our product candidate to be adequately safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;

•

may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;

•	may determine that adverse events experienced by participants in our clinical trials represents an unacceptable level of risk;
•	may determine that population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;

•	may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
•	may disagree regarding the formulation, labeling and/or the specifications of our product candidates;
•	may not approve the manufacturing processes or facilities associated with our product candidate;
•	may change approval policies or adopt new regulations; or
•	may not accept a submission due to, among other reasons, the content or formatting of the submission.

In order to evaluate the potential of our FXR program as part of a combination therapy for NASH, we are currently evaluating MET409 in combination with empagliflozin, an antidiabetic agent that has previously shown clinical benefits in NASH in a Phase 2a clinical trial. Additionally, we are currently conducting a Phase 2a clinical trial to evaluate MET642 in patients with NASH. We may also use other agents in future clinical trials. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate. There is also a risk that safety, efficacy, manufacturing or supply issues could arise with the antidiabetic agent that is used in the combination therapy. This could result in our own products being removed from the market or being less successful commercially.

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

The FDA or comparable foreign regulatory authorities may require that we perform additional studies beyond those that we currently expect. As an example, the FDA has suggested, and we have agreed, to include scans and other blood tests with respect to our anticipated Phase 2a clinical trial of MET 642 which resulted in increases to our anticipated study costs. As a result, our expenses could increase materially beyond what we currently anticipate, and the timing of any potential product approval may be delayed. Any such delays in the commencement or completion of our ongoing and planned clinical trials for our product candidates could significantly affect our product development costs. We do not know whether our planned trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;
•	obtaining regulatory authorizations to commence a trial or reaching a consensus with regulatory authorities on trial design;
•

any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining approval from one or more IRBs;
•	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
•	changes to clinical trial protocol;

•	clinical sites deviating from trial protocol or dropping out of a trial;
•	manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of combination therapies for use in clinical trials;
•	subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up;
•	subjects choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;
•	lack of adequate funding to continue the clinical trial;
•	subjects experiencing severe or unexpected drug-related adverse effects;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
•	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
•

a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMP regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;
•

third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol GCPs or other regulatory requirements;

•	third-party contractors not performing data collection or analysis in a timely or accurate manner;
•

third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or

•	disruptions caused by man-made or natural disasters, or public health pandemics or epidemics or other business interruptions, including the ongoing COVID-19 pandemic.

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

Further, conducting clinical trials in foreign countries (for example, our Phase 1 clinical trial of MET409 was conducted in the Netherlands and our Phase 1 clinical trial of MET642 was conducted in Australia) presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. Moreover, certain of our scientific advisors or consultants who receive compensation in connection with such services are likely to be investigators for our future clinical trials. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that our financial relationships with principal investigators, some of whom we engage as consultants, have created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. This is acutely relevant for our development of MET409 and MET642 for the treatment of patients with NASH and IBD (including UC), diseases for which there are significant competition for clinical trial subjects. Patient enrollment is also affected by other factors, including:

•	severity of the disease under investigation;
•	invasive procedures required to obtain evidence of drug performance during the clinical trial;
•	availability and efficacy of approved medications for the disease under investigation;
•	eligibility criteria for the trial in question;
•	perceived risks and benefits of the product candidate under study;
•	efforts to facilitate timely enrollment in clinical trials;
•	reluctance of physicians to encourage patient participation in clinical trials;
•	the ability to monitor patients adequately during and after treatment;
•	proximity and availability of clinical trial sites for prospective patients; and
•	disruptions caused by man-made or natural disasters, or public health pandemics or epidemics, or other business interruptions, including the ongoing COVID-19 pandemic.

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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of our product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates, used as a monotherapy or in combination with another medication, could result in the delay, suspension or termination of clinical trials by us, the FDA or other regulatory authorities for a number of reasons. If we elect or are required to delay, suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of the product candidate at issue. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

In addition, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;
•	we may be required to recall a product or change the way such product is administered to patients;
•	regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication;
•	we may be required to implement a REMS or create a medication guide outlining the risks of such side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients;
•	the product could become less competitive; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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

We have completed a Phase 1 clinical trial for MET409 in the Netherlands and a Phase 1 clinical trial for MET642 in Australia, and may conduct additional clinical trials of MET409, MET642 and other future product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

In 2019, we completed a Phase 1 clinical trial for MET409 in the Netherlands and in December 2020 we completed a Phase 1 clinical trial of MET642 in Australia. We are currently conducting a Phase 2a Combination trial of MET409 with empagliflozin in patients with Type 2 diabetes and NASH and a Phase 2a clinical trial of MET642 in patients with NASH in the United States.

Although the FDA and foreign equivalents may accept data from clinical trials conducted entirely outside the United States and not under an IND, acceptance of such study data is generally subject to certain conditions. For example, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. In addition, when studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require us to conduct additional clinical trials. Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

•	additional foreign regulatory requirements;
•	foreign exchange fluctuations;
•	compliance with foreign manufacturing, customs, shipment and storage requirements;
•	cultural differences in medical practice and clinical research; and
•	diminished protection of intellectual property in some countries.

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

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. There are no currently-approved therapies for the treatment of NASH, which may mean that we are required to use more resources to educate the medical community than we are anticipating, if either or both of MET409 and MET642 is approved for the treatment of this disease. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;
•	our ability to offer our therapies for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	potential product liability claims;
•	the timing of market introduction of our products as well as competitive drugs;
•	the effectiveness of our or any of our potential future sales and marketing strategies;
•	publicity relating to the product;
•	sufficient third-party coverage and adequate reimbursement;
•	the willingness of patients to pay all, or a portion of, out-of-pocket costs associated with our products in the absence of sufficient third-party coverage and adequate reimbursement; and
•	the prevalence and severity of any side effects.

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

•	we may not be able to attract and build an effective marketing department or sales force;
•

the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenue generated by our product candidates that we may develop, in-license or acquire; and

•	our direct sales and marketing efforts may not be successful.

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

Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, undesirable side effects caused by the product, problems encountered by our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, either before or after product approval, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product;
•	requirements to include additional warnings on the label;
•	requirements to create a medication guide outlining the risks to patients;
•	withdrawal of the product from the market;
•	voluntary or mandatory product recalls;
•	requirements to change the way the product is administered or for us to conduct additional clinical trials;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our strategic partners, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	injunctions or the imposition of civil or criminal penalties; and
•	harm to our reputation.

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

Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•	our inability to design such product candidates with the pharmacological properties that we desire; and
•

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

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations.

Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread across the world, including to the United States. Our headquarters is located in San Diego, California, and many of our raw materials for manufacture of MET409 are produced in China, and of MET642 in Europe. The COVID-19 pandemic has resulted in governments implementing numerous containment measures, such as travel bans and restrictions, particularly quarantines, stay at home orders and business limitations and shutdowns. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States and numerous other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. The State of California and San Diego County issued stay at home orders in response to the COVID-19 pandemic. These containment measures are subject to change and the respective government authorities may tighten the restrictions at any time to mitigate the impact of the COVID-19 pandemic.

We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In March 2020, we implemented a remote work-from-home policies for most of our employees. The effects of the stay at home order and our work-from-home policies may negatively impact productivity, increase risks associated with cyber security, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results, and financial condition.

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

In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients, principal investigators and site staff (who as healthcare providers may have heightened exposure to COVID-19) may be hindered, which would adversely affect our clinical trial operations. Disruptions or restrictions on our ability to travel to monitor data from our clinical trials, or to conduct clinical trials, or the ability of patients enrolled in our studies to travel, or the ability of staff at study sites to travel, as well as temporary closures of our facilities or the facilities of our clinical trial partners and their contract manufacturers, would negatively impact our clinical trial activities. In addition, we rely on independent clinical investigators, CROs and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, including the collection of data from our clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Similarly, our preclinical trials could be delayed and/or disrupted by the COVID-19 pandemic. As a result, the expected timeline for data readouts of our preclinical studies and clinical trials and certain regulatory filings may be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business, financial condition, results of operations and prospects.  In addition, the COVID-19 pandemic may cause interruption or delays in the operation of the FDA or other regulatory authorities which could negatively affect our planned clinical trials.

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

Liver biopsy is the standard approach for the diagnosis of inflammation and fibrosis associated with NASH. However, the procedure-related morbidity and, in rare cases, mortality, sample errors, costs, patient discomfort and thus lack of patient interest in undergoing the procedure limit its use. As such, only patients with a high risk of NASH, which includes patients with metabolic syndrome and an indication of NAFLD are generally sent for liver biopsy. Because NASH tends to be asymptomatic until the disease progresses, many individuals with NASH remain undiagnosed until the disease has reached its late stages, if at all. The lack of a reliable non-invasive method for the diagnosis of NASH is likely to present a major challenge to the market penetration of MET409 and MET642 for the treatment of NASH, if ever commercialized, as many practitioners and patients may not be aware that a patient suffers from NASH and requires treatment. As such, use of MET409 and MET642 for the treatment of NASH might not be as wide-spread as our actual target market and this may limit the commercial potential of such product candidates.

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

We do not have any manufacturing facilities. We produce, in our laboratory, relatively small quantities of compounds for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial supply if any of our product candidates are approved. We currently do not have long-term agreements with any of our third-party manufacturers and do not have any contractual relationships for the manufacture of commercial supplies of any of our product candidates, if they are approved. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. This could be particularly problematic where we rely on a single-source supplier, as is currently the case for the manufacture of the drug substance and the drug product for MET409 and MET642. In addition, if we were to experience an unexpected loss of supply of our product candidates for any reason, including as a result of manufacturing, supply or storage issues, our business would be harmed, and we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

Furthermore, all entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for MET409, MET642 and future product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA on a timely basis and must adhere to the FDA’s GLP regulations and cGMP regulations enforced by the FDA through its facilities inspection program. Comparable foreign regulatory authorities may require compliance with similar requirements. The facilities and quality systems of our third-party contractor manufacturers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of our product candidates. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP regulations, but we are nevertheless responsible for their failures to comply with applicable laws and regulations, including cGMP.

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

Our or a third party’s failure to execute on our manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

•	an inability to initiate or continue clinical trials of our product candidates under development;
•	delay in submitting regulatory applications, or receiving marketing approvals, for our product candidates;
•	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•	requirements to cease development or to recall batches of our product candidates; and
•	in the event of approval to market and commercialize our product candidates, an inability to meet commercial demands for our product or any other future product candidates.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are, and expect to remain, dependent on third parties to conduct our ongoing and planned clinical trials of our product candidates, and any future preclinical and clinical trials of any other product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators, and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

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

The development and potential commercialization of our product candidates will require substantial additional capital to fund expenses. We may, in the future, decide to collaborate with biopharmaceutical companies for the development and potential commercialization of product candidates. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:

•	the design or results of clinical trials;
•	the likelihood of approval by the FDA or comparable foreign regulatory authorities;

•	the potential market for the product candidate;
•	the costs and complexities of manufacturing and delivering such product candidate to patients;
•	the potential of competing products;
•	the existence of uncertainty with respect to our ownership of technology or other rights, which can exist if there is a challenge to such ownership without regard to the merits of the challenge; and
•	industry and market conditions generally.

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

Our patents or pending patent applications may be challenged in the courts or patent offices in the United States, Europe, China, Japan and other foreign jurisdictions. For example, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in post-grant review procedures, derivations, reexaminations, or inter parties review proceedings, in the United States or oppositions or similar proceedings in foreign jurisdictions, challenging our patent rights. The legal threshold for initiating such proceedings may be low, so that even proceedings with a low probability of success might be initiated. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

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

We cannot ensure that patent rights relating to inventions described and claimed in our pending patent applications will be issued or that patents based on our patent applications will not be challenged and rendered invalid and/or unenforceable.

We have patent applications in our portfolio relating to our research programs and product candidates that are pending at the patent offices in the U.S., Europe, China, Japan and other foreign jurisdictions. However, we cannot predict:

•	if and when patents may be issued based on our patent applications, including as a result of the delays at the applicable patent office as a result of the ongoing COVID-19 pandemic;
•	the scope of protection of any patent issuing based on our patent applications;
•	whether the claims of any patent issuing based on our patent applications will provide protection against competitors;
•	whether or not third parties will find ways to invalidate or circumvent our patent rights;
•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications;
•	whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
•	whether the patent applications that we own or in-license will result in issued patents with claims that cover our product candidates or uses thereof; and/or
•

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

Patents are of national or regional effect, and although we have two issued United States patents for our product candidate MET409 and pending patent applications in the United States, Europe, China, Japan and other foreign jurisdictions for both MET409 and MET642, filing, prosecuting and defending patents on all of our research programs and product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These competitor products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to make product candidates that are similar to ours but that are not covered by the claims of the patents that we own or have exclusively licensed;
•	we or our future licensors or collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
•	we or our future licensors or collaborators might not have been the first to file patent applications covering certain of our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that our pending patent applications will not lead to issued patents;
•	issued patents that we own or have exclusively licensed may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable;
•

we cannot predict the scope of protection of any patent issuing based on our patent applications, including whether the patent applications that we own or in-license will result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries;

•	the claims of any patent issuing based on our patent applications may not provide protection against competitors or any competitive advantages, or may be challenged by third parties;
•	if enforced, a court may not hold that our patents are valid, enforceable and infringed;
•	we may need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property;
•	we may fail to adequately protect and police our trademarks and trade secrets; and
•	the patents of others may have an adverse effect on our business including if others obtain patents claiming subject matter similar to or improving that covered by our patents and patent applications.

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

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
•

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

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
•

a collaborator with marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;

•	we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•

collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•

disputes may arise between us and a collaborator that causes the delay or termination of the research, development or commercialization of our current or future products or that results in costly litigation or arbitration that diverts management attention and resources;

•	collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products;
•

collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and

•	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2020, we had 35 full-time employees. As we advance our research and development programs, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

•	identify, recruit, integrate, maintain and motivate additional qualified personnel;
•	manage our development efforts effectively, including the initiation and conduct of clinical trials for our product candidates; and
•	improve our operational, financial and management controls, reporting systems and procedures.

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

Our employees, clinical trial investigators, CROs, consultants, vendors and any potential commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

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

Our future profitability may depend, in part, on our ability to commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our product candidates before we receive marketing approval from the applicable regulatory authority in that foreign market, and we may never receive such marketing approval for any of our product candidates. To obtain marketing approval in many foreign countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

•	our customers’ ability to obtain reimbursement for our product candidates in foreign markets;
•	our inability to directly control commercial activities because we are relying on third parties;
•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•	import or export licensing requirements;
•	longer accounts receivable collection times;
•	longer lead times for shipping;
•	language barriers for technical training;
•	reduced protection of intellectual property rights in some foreign countries;
•	the existence of additional potentially relevant third-party intellectual property rights;
•	foreign currency exchange rate fluctuations; and
•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

Foreign sales of our product candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs.

Our internal information technology systems, or those of our third-party CROs, contractors, consultants or others who process sensitive information on our behalf, may fail or suffer security breaches, loss or leakage of data and other disruptions, which could result in a material disruption of our product candidates’ development programs, compromise sensitive information related to our business or prevent us from accessing such information, potentially exposing us to liability or otherwise adversely affecting our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we may collect, store and transmit information (including but not limited to intellectual property, proprietary business information and personal information of employees, clinical trial participants and others). It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. We also have outsourced certain of our operations to third parties, and as a result we manage a number of third-party contractors who have access to our information.

Given our (and that of our third-party CROs, contractors, consultants or others who process sensitive information on our behalf) information technology systems’ size and complexity and the increasing amounts of information that they maintain, these systems are potentially vulnerable to breakdown, damage or disruptions caused by several potential sources, such as corruption, system malfunction, natural disasters, public health epidemics (such as the COVID-19 pandemic), terrorism, war, telecommunication and electrical failures, fraudulent activity, cyber-attacks by sophisticated nation-state and nation-state supported actors, as well as security breaches from inadvertent or intentional actions (such as theft or error) by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware (such as malicious code, viruses and worms), phishing attacks, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to unauthorized access or acquisition of data. For example, we have experienced information security incidents in the past and we may be the target of cyber-attacks in the future. The techniques used to sabotage or to obtain unauthorized access to our information technology systems or those upon whom we rely to process our information change frequently, and we may be unable to implement adequate preventative measures or to stop security breaches in all instances. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our information technology systems, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss. Third parties may also attempt to and successfully exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities utilized by us or our third-party CROs, contractors, consultants or others upon whom we rely. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, and/or inappropriate disclosure of, or inappropriate access to information, we could incur liability and reputational damage and the further development and commercialization of our drug candidates could be delayed.

We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our or our vendors’ information technology systems or security breaches could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, acquisition, use, or disclosure of personal information, including personal information regarding our clinical trial participants or our employees, could harm our reputation directly, compel us to comply with contractual requirements, federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our information technology systems could result in litigation with our collaborators, our clinical trial participants, or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur and the confidentiality, integrity or availability of our data or the data of our collaborators were disrupted, we could incur significant liability, which could negatively affect our business and damage our reputation. In addition, we cannot be sure that our insurance coverage will be adequate or otherwise protect us from, or adequately mitigate, liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or materially adverse impacts arising out of our privacy and cybersecurity practices, processing or security breaches that we may experience, or that such coverage will continue to be available on acceptable terms at all.

Further, failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive or confidential information, including preventing us from conducting clinical trials, tests or research and development activities and preventing us from managing the administrative aspects of our business.

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

We are subject to stringent and changing privacy and information security laws, regulations, standards, policies and contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such data privacy and security obligations could lead to government enforcement actions (which could include civil or criminal fines or penalties), a disruption of our clinical trials or commercialization of our products, private litigation, changes to our business practices, increased costs of operations, and adverse publicity that could otherwise negatively affect our operating results and business. Compliance or the failure to comply with such obligations could increase the costs of our products, could limit their use or adoption, and could otherwise negatively affect our operating results and business.

Regulation of data (including personal data) is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and security, and the collection, processing, storage, transfer, and use of data. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data. Moreover, we are subject to the terms of our privacy and security policies, representations, certifications, standards, publications, contracts and other obligations to third parties related to data privacy, security and processing. These and other requirements could require us or our collaborators to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our collaborators’ ability to process or use data in order to support the provision of our products, affect our or our collaborators’ ability to offer our products in certain locations, cause regulators to reject, limit or disrupt our clinical trial activities, result in increased expenses, reduce overall demand for our products, and make it more difficult to meet expectations of relevant stakeholders.

We and any potential collaborators may be subject to federal, state and foreign data protection laws and regulations including, without limitation, laws that regulate personal data such as health data. For example, in the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state personal information laws (e.g., the California Consumer Privacy Act of 2018, or CCPA), state data breach notification laws, state health information privacy laws and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure and protection of health-related and other personal data. These law and regulations could apply to our operations, the operations of our collaborators, or other relevant stakeholders upon whom we depend. In addition, we may obtain personal data (including health information) from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPPA. Additionally, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In addition, the CCPA became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA requires covered entities to provide new disclosures to California residents. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for clinical trial data and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. It is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020, or CPRA, becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive information, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action and establish a new California Privacy Protection Agency to implement and enforce the new law. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

Foreign data protection laws, such as, without limitation, the EU’s GDPR and EU member state implementing legislation, may also apply to health-related and other personal data that we process, including, without limitation, personal data relating to clinical trial participants. European data protection laws impose strict obligations on the ability to process health-related and other personal data of EU data subjects, including in relation to security (which requires the adoption of administrative, physical and technical safeguards designed to protect such information), collection, use and transfer or personal information. European data protection laws may affect our use, collection, analysis, and transfer (including cross-border transfer) of such personal data. These include, without limitation, several requirements relating to transparency related to communications with data subjects regarding the processing of their personal data, obtaining the consent of the individuals to whom the personal data relates, limitations on the retention of personal data, increased requirements pertaining to health data, establishing a legal basis for processing, notification of data processing obligations or security incidents to the competent national data protection authorities and/or data subjects, the security and confidentiality of the personal data, various rights that data subjects may exercise with respect to their personal data, and strict rules and restrictions on the transfer of personal data outside of the EU.

European data protection laws prohibit, without an appropriate legal basis, the transfer of personal data to countries outside of Europe, such as to the United States, which are not considered relevant authorities to provide an adequate level of data protection. A decision by the Court of Justice of the European Union, or the “Schrems II” ruling, invalidated the EU-U.S. Privacy Shield Framework, and raised questions about whether the European Commission’s Standard Contractual Clauses, or SCCs, one of the primary alternatives to the Privacy Shield, can lawfully be used for personal data transfers from Europe to the United States or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner recently opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of personal data from Switzerland to the U.S. The United Kingdom, whose data protection laws are similar to those of the European Union, has similarly determined that the EU-U.S. Privacy Shield is not a valid mechanism for lawfully transferring personal data from the United Kingdom to the United States. The European Commission recently proposed updates to the SCCs, and additional regulatory guidance has been released that seeks to impose additional obligations on entities that rely on the SCCs. Given that, at present, there are few, if any, alternatives to the SCCs, any transfers by us or our vendors of personal data from Europe may not comply with European data protection laws, which may increase our exposure to such laws’ sanctions for violations of its cross-border transfer restrictions and may prohibit our transfer of European personal data outside of Europe, and may adversely impact our operations, product development and ability to provide our products. Additionally, other countries have passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data.

Further, the UK’s decision to leave the EU, often referred to as Brexit, and ongoing developments in the UK have created uncertainty regarding data protection regulation in the UK. Following December 31, 2020, and the expiry of transitional arrangements between the UK and EU, the data protection obligations of the GDPR continue to apply to UK-related Processing of personal data in substantially unvaried form under the so-called ‘UK GDPR’ (i.e., the GDPR as it continues to form part of UK law by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA. Furthermore, the relationship between the UK and the EEA in relation to certain aspects of data protection law remains uncertain. For example, it is unclear whether transfers of personal data from the EEA to the UK will be permitted to take place on the basis of a future adequacy decision of the European Commission, or whether a ‘transfer mechanism’ such as the SCCs will be required. Under the post-Brexit Trade and Cooperation Agreement between the EU and the UK, the UK and EU have agreed that transfers of personal data to the UK from EEA member states will not be treated as ‘restricted transfers’ to a non-EEA country for a period of up to four months from January 1, 2021, plus a potential further two months extension, or the “Extended Adequacy Assessment Period”. Although the current maximum duration of the Extended Adequacy Assessment Period is six months, it may end sooner, for example, in the event that the European Commission adopts an adequacy decision in respect of the UK, or the UK amends the UK GDPR and/or makes certain changes regarding data transfers under the UK GDPR/Data Protection Act 2018 without the consent of the EU (unless those amendments or decisions are made simply to keep relevant UK laws aligned with the EU’s data protection regime). If the European Commission does not adopt an ‘adequacy decision’ in respect of the UK prior to the expiry of the Extended Adequacy Assessment Period, from that point onwards the UK will be an ‘inadequate third country’ under the GDPR and transfers of personal data from the EEA to the UK will require a ‘transfer mechanism’ such as the Standard Contractual Clauses.

The increase of foreign privacy and security legal frameworks with which we must comply, increases our compliance burdens and exposure to substantial fines and penalties for non-compliance. For example, under the GDPR, entities that violate the GDPR can face fines of up to the greater of 20 million Euros or 4% of their worldwide annual turnover (revenue). Additionally, regulators could prohibit our use of personal data subject to the GDPR. The GDPR has increased our responsibility and potential liability in relation to personal data that we process, requiring us to put in place additional mechanisms to comply with the GDPR and other foreign data protection requirements.

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

Compliance with U.S. federal and state as well as foreign data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure, or perceived failure, to comply with federal, state, and foreign data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties, fines or penalties), private litigation, a diversion of management attention, adverse publicity and negative effects on our operating results and business. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or data protection obligations related to information security or security breaches. Moreover, clinical trial participants or subjects about whom we or our collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, contracts, privacy notices, or breached other obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business. Compliance with data protection laws may be time consuming, require additional resources and could result in increased expenses, reduce overall demand for our products and make it more difficult to meet expectations of or commitments to our relevant stakeholders.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses for the tax year ended December 31, 2017 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, unused federal losses generated in tax years after December 31, 2017 may be carried forward indefinitely but the deductibility of such federal net operating loss carryforwards, or NOLs, in tax years beginning after December 31, 2020 is limited to 80% of current year taxable income. However, the CARES Act temporarily repealed the 80% taxable income limitation for tax years beginning before January 1, 2021; NOLs generated after December 31, 2017 and carried forward to taxable years beginning after December 31, 2020 will be subject to the 80% limitation. Also, under the CARES Act, NOLs arising in 2018, 2019 and 2020 can be carried back five years. Many states have similar laws. In addition, both our current and our future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We have not completed a Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation due to the complexity and cost associated with such a study and the fact that there may be additional such ownership changes in the future. As a result, if we earn net taxable income our

NOLs generated in tax years beginning before December 31, 2017 may expire prior to being used, our NOLs generated tax years beginning after December 31, 2017 will be subject to a percentage limitation in tax years beginning after December 31, 2020 and, if we undergo an ownership change (or if we previously underwent an ownership change), our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	delay or termination of clinical trials;
•	decreased demand for any product candidates or products that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial subjects;
•	initiation of investigations by regulators;
•	significant costs to defend the related litigation and diversion of management’s time and our resources;
•	substantial monetary awards to study subjects or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue; and
•	the inability to commercialize any products that we may develop.

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

Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and may have a significant adverse effect on our business and results of operations.

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

The Affordable Care Act substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things: (i) introduced a new average manufacturer price definition for drugs and biologics that are inhaled, infused, instilled, implanted or injected and not generally dispensed through retail community pharmacies; (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (iii) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (iv) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts (which through subsequent legislative amendments, was increased to 70% from 50%) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (vi) extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; (vii) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (viii) created a licensure framework for follow on biologic products; and (ix) established a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services (CMS) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Moreover, on December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the Affordable Care Act. It is uncertain the extent to which any such changes may impact our business or financial condition.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect through 2030, unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations. Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, individual states in the United States are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We will be subject to applicable fraud and abuse, transparency, government price reporting and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any future product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would research, market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. The laws that may affect our ability to operate include, but are not limited to:

•

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

•

the federal civil and criminal false claims laws, such as the FCA, and civil monetary penalty laws, which imposes significant penalties and can be enforced by private citizens through civil qui tam actions, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment or approval by the federal government, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. For example, pharmaceutical companies have been prosecuted under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Criminal prosecution is also possible for making or presenting a false, fictitious or fraudulent claim to the federal government. Government enforcement agencies and private whistleblowers have investigated pharmaceutical companies for or asserted liability under the FCA for a variety of alleged promotional and marketing activities, such as providing free product to customers with the expectation that the customers would bill federal programs for the product, providing consulting fees and other benefits to physicians to induce them to prescribe products, engaging in promotion for “off-label” uses, and submitting inflated best price information to the Medicaid Rebate Program. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;

•

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

•

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

•	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•

the federal transparency requirements under the Physician Payments Sunshine Act, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to the Department of Health and Human Services information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•

analogous state and foreign laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, track and report gifts, compensation and other remuneration provided to physicians, other health care providers and other health care entities, or drug pricing, and/or ensure the registration and compliance of sales personnel and other federal, state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

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

Requirements associated with being a public company will increase our costs significantly, as well as divert significant company resources and management attention.

We are subject to the reporting requirements of the Exchange Act, or the other rules and regulations of the SEC, or any securities exchange relating to public companies. Sarbanes-Oxley, as well as rules subsequently adopted by the SEC, and The Nasdaq Global Market to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.

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

We may also be subject to more stringent state law requirements. For example, on September 30, 2018, California Governor Jerry Brown signed into law Senator Bill 826, which generally requires public companies with their principal executive office in California to have a minimum number of females on the company’s board of directors. Each public company with principal executive offices in California is required to have at least one female on its board of directors, and by December 31, 2021, will be required to have at least two females on its board of directors if the company has at least five directors, and at least three females on its board of directors if the company has at least six directors. Additionally, on September 30, 2020, California enacted AB 979, requiring public companies with their principal executive office in California to each have at least one director from an underrepresented community based on ethnicity and sexual orientation by December 31, 2021. By December 31, 2022, each of these companies will be required to have at least two directors from such underrepresented communities if such company has more than four but fewer than nine directors, or at least three directors from underrepresented communities if the company has nine or more directors. The new law does not provide a transition period for newly listed companies. The current composition of our board of directors includes two female directors and one director from underrepresented communities. In order to meet the requirements of applicable California law, we expect to onboard the requisite number of female and diverse directors. If we fail to comply with these new laws, we could be fined by the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 fine for each subsequent violation, and our reputation may be adversely affected. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity quotas as required by California law (provided that such laws are not repealed before the compliance deadlines), which may cause certain investors to divert their holdings in our securities and expose us to financial penalties and/or reputational harm.

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

Prior to the completion of our initial public offering, or IPO, there was no public market for our common stock. We cannot assure you that an active or liquid market in our common stock will develop, or if it does develop, it may not be sustainable. Our stock price is likely to be volatile. The stock market in general and the market for smaller pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	limited daily trading volume resulting in the lack of a liquid market
•	our operating performance and the performance of other similar companies;
•	our ability to enroll subjects in our ongoing and planned clinical trials;
•	results from our ongoing clinical trials and future clinical trials with our current and future product candidates or of our competitors;

•

changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;

•	regulatory or legal developments in the United States and other countries;
•	the level of expenses related to future product candidates or clinical development programs;
•	our ability to achieve product development goals in the timeframe we announce;
•	announcements of clinical trial results, regulatory developments, acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	the success or failure of our efforts to acquire, license or develop additional product candidates;
•	recruitment or departure of key personnel;
•	the economy as a whole and market conditions in our industry;
•	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;
•	the expiration of market standoff or contractual lock-up agreements;
•	the size of our market float; and
•	any other factors or events, including those described in this “Risk Factors” section.

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

Raising additional capital may cause dilution to our stockholders restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

Substantial amounts of our outstanding shares may be sold into the market when lock-up or market standoff periods end. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of December 31, 2020, 25,969,442 shares of our common stock was outstanding. This includes the shares that we sold in the IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. Substantially all of the remaining shares are currently restricted as a result of securities laws or lock-up agreements. These shares will become available to be sold on March 16, 2021. Jefferies LLC and Evercore Group L.L.C. may, in their discretion, permit our stockholders to sell shares prior to the expiration of the restrictive provisions contained in those lock-up agreements. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

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

In addition, certain of our employees, executive officers, directors and affiliated stockholders may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the employee, director, officer or affiliated shareholder when entering into the plan, without further direction from the employee, officer, director or affiliated shareholder. A Rule 10b5-1 plan may be terminated in some circumstances. Any sales of securities by these shareholders could have a negative impact on the trading price of our ordinary shares.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

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

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

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

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and
•	not being required to hold a non-binding advisory vote on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved.

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

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

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

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

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

•

permit our board of directors to issue up to 10,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate (including the right to approve an acquisition or other change in our control);

•	provide that the authorized number of directors may be changed only by resolution of the board of directors;
•

provide that the board of directors or any individual director may only be removed with cause and the affirmative vote of the holders of at least 66 2/3% of the voting power of all of our then outstanding common stock;

•

provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	divide our board of directors into three classes;
•	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;
•

provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner and also specify requirements as to the form and content of a stockholder’s notice;

•

do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose);

•

provide that special meetings of our stockholders may be called only by the chairman of the board, our Chief Executive Officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and

•

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In June 2017, we entered into a lease agreement for our corporate headquarters located at 3985 Sorrento Valley Blvd., Suite C, San Diego, California 92121 where we occupy 20,475 square feet of office and laboratory space. The lease agreement will expire in March 2023. We believe that the lease agreement for our corporate headquarters is adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe there is no threatened litigation or litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on The Nasdaq Global Market under the symbol “MTCR” since September 15, 2020. Prior to that date, there was no public trading market for our common stock.

Stockholders

The last reported sale price of our common stock on March 12, 2021 as reported on the Nasdaq Global Market was $8.23. As of March 12, 2021, there were approximately 92 holders of record of our common stock, which does not include shares held in street name.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not expect to pay any dividends for the foreseeable future. In addition, our credit facility contains a negative covenant which may limit our ability to pay dividends. We currently intend to retain any future earnings to fund the operation, development, and expansion of our business. Any future determination to pay dividends will be at the sole discretion of our Board of Directors and will depend upon a number of factors, including our results of operations, capital requirements, financial condition, future prospects, contractual arrangements, restrictions imposed by applicable law, any limitations on payments of dividends present in our current and future debt arrangements, and other factors our Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Use of Proceeds from Registered Securities

On September 18, 2020, we closed our IPO of 6,540,000 shares of common stock at a public offering price of $13.00 per share. We raised $76.9 million in net proceeds from the IPO after deducting underwriters’ discounts and commissions of $6.0 million and issuance costs of $2.2 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. Jefferies LLC, Evercore Group L.L.C. and RBC Capital Markets, LLC acted as book-running managers for the IPO, and Canaccord Genuity LLC acted as lead manager.

Shares of our common stock began trading on The Nasdaq Global Market on September 16, 2020. The offer and sale of the shares were registered under the Securities Act on Registration Statement on Form S-1 (Registration No. 333-248292), which was declared effective on September 15, 2020.

As of December 31, 2020, we have not used any proceeds from the initial public offering.

Recent Sales of Unregistered Equity Securities

Between January 1, 2020 and September 15, 2020, and pursuant to our Amended and Restated 2015 Equity Incentive Plan, we granted stock options to purchase up to an aggregate of 1,812,016 shares of our common stock to our employees, consultants and directors at a weighted-average exercise price of $7.20 per share. The sales of these securities were deemed to be exempt from registration under Rule 701 under the Securities Act as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under Rule 701, or under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing differentiated therapies for patients with liver and gastrointestinal, or GI, diseases. Our most advanced program targets the farnesoid X receptor, or FXR, which is central to modulating liver and GI diseases. FXR agonism has been investigated in large-scale clinical trials and has shown clinically relevant improvements in non-alcoholic steatohepatitis, or NASH, a liver disease characterized by excess liver fat, inflammation, and fibrosis. We believe that potency, sustained exposure and continuous target engagement are key to optimizing therapeutic benefit with an FXR targeted therapy. Leveraging our extensive chemistry and biology expertise, we have built a proprietary library of over 2,500 FXR compounds, and have selected two novel, oral FXR candidates from a unique chemical scaffold, MET409 and MET642, that have the potential to deliver improved tolerability and therapeutic outcomes. MET409 and MET642 were purposefully designed to be differentiated treatments for NASH as potent, sustained FXR agonists, with the ability to be dosed orally once daily. With our program, we believe we can develop differentiated FXR agonist therapies for NASH and other GI diseases. For additional information about our business and our product candidate development programs, see the discussion contained within “Item 1. Business” in this Annual Report.

To date, we have devoted substantially all of our resources to organizing and staffing our company, business, planning, raising capital, researching, discovering and developing our pipeline in FXR and other drug targets and general and administrative support for these operations. We do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through the private placement of convertible preferred stock, the issuance of long-term debt, and the completion of our initial public offering, or IPO. To date, we have raised gross proceeds of approximately $124.8 million from the issuance of convertible preferred stock, $10.0 million under our loan agreement with K2 HealthVentures, LLC, or K2, and $85.0 million from our IPO in September 2020. As of December 31, 2020, we had cash, cash equivalents, and short-term investments of $96.2 million.

We have incurred net losses since our inception. Our net losses were $37.3 million and $28.9 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $120.7 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as product candidates from our FXR program and any future product candidates advance through preclinical studies and clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company.

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

Research and development expenses include:

•	salaries, payroll taxes, employee benefits and stock-based compensation charges for those individuals involved in research and development efforts;
•

external research and development expenses incurred under agreements with contract research organizations, or CROs, investigative sites and consultants to conduct our preclinical, toxicology and clinical studies;

•	costs related to manufacturing our product candidates for clinical trials and preclinical studies, including fees paid to third-party manufacturers;
•	laboratory supplies;
•	costs related to compliance with regulatory requirements; and
•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance, equipment and other supplies.

The following table summarizes our research and development expenses allocated by program for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Third-party research and development expenses:
FXR program	$15,558	$15,346
Other research programs	1,497	2,082
Total third-party research and development expenses	17,055	17,428
Unallocated expenses	9,735	8,545
Total research and development expenses	$26,790	$25,973

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

Our development costs may vary significantly based on factors such as:

•	per patient trial costs;
•	the number and scope of preclinical studies;
•	the number of trials required for approval;
•	the number of sites included in the trials;

•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the phase of development of the product candidate; and
•	the efficacy and safety profile of the product candidate.

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

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019	Change
(In Thousands)
Operating expenses:
Research and development	$26,790	$25,973	$817
General and administrative	9,900	4,031	5,869
Total operating expenses	36,690	30,004	6,686
Loss from operations	(36,690)	(30,004)	(6,686)
Other income (expense):
Interest income	494	1,418	(924)
Interest expense	(1,012)	(347)	(665)
Change in fair value of warrant liability	(75)	—	(75)
Other expense	(21)	—	(21)
Total other income (expense)	(614)	1,071	(1,685)
Net loss	$(37,304)	$(28,933)	$(8,371)

Research and Development Expenses. Research and development expenses were $26.8 million and $26.0 million for the years ended December 31, 2020 and 2019, respectively. The increase in research and development expenses of $0.8 million when comparing the years ended December 31, 2020 and 2019 was primarily due to increases in toxicology and clinical trial expenses of $2.7 million related to our FXR program and $1.1 million in personnel costs, which included $0.4 million in non-cash stock-based compensation. The increase in research and development expenses was partially offset by decreases in preclinical expenses of $1.7 million, manufacturing expenses of $1.0 million, and consulting and professional services expense of $0.3 million.

General and Administrative Expenses. General and administrative expenses were $9.9 million and $4.0 million for the years ended December 31, 2020 and 2019, respectively. The increase in general and administrative expenses of $5.9 million when comparing the years ended December 31, 2020 and 2019 was primarily due to increases in personnel costs of $4.0 million, including $2.7 million in non-cash stock-based compensation, and consulting, professional services, and other public company related expenses of $1.7 million.

Total Other Income (Expense). Total other income (expense) was $(0.6) million and $1.1 million for the years ended December 31, 2020 and 2019, respectively. The decrease in total other income (expense) of $1.7 million when comparing the years ended December 31, 2020 and 2019 was due primarily to a decrease of $0.9 million in interest income resulting from lower average investment balances and yields during 2020 and an increase in interest expense of $0.7 million related to borrowings under our August 2019 loan agreement.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2020, we had cash, cash equivalents, and short-term investments of $96.2 million.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Years Ended December 31,
(In Thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(36,211)	$(27,748)
Investing activities	(32,097)	17,697
Financing activities	77,033	9,754
Net increase (decrease) in cash and cash equivalents	$8,725	$(297)

Operating Activities

The net cash used in operating activities during the year ended December 31, 2020 was primarily due to our net loss of $37.3 million, adjusted for $6.4 million of noncash charges, and $5.3 million from changes in operating assets and liabilities. Noncash charges for the year ended December 31, 2020 primarily consisted of stock-based compensation expense of $5.0 million, amortization of our right-of-use asset of $0.6 million, depreciation expense of $0.3 million, and non-cash interest expense of $0.3 million.

Net cash used in operating activities for the year ended December 31, 2019 was primarily due to our net loss of $28.9 million, adjusted for $2.2 million of noncash charges, and $1.0 million from changes in operating assets and liabilities. Noncash charges for the year ended December 31, 2019 primarily consisted of stock-based compensation expense of $1.9 million, amortization of our right-of-use asset of $0.6 million, depreciation expense of $0.3 million, partially offset by accretion of discounts on investments of $0.6 million.

Investing Activities

Net cash used in investing activities of $32.1 million for the year ended December 31, 2020 was due primarily to purchases of short-term investments of $79.9 million and purchases of property and equipment of $0.2 million, partially offset by sales and maturities of short-term investments of $48.0 million.

Net cash provided by investing activities of $17.7 million for the year ended December 31, 2019 was due primarily to sales and maturities of short-term investments of $70.8 million, partially offset by purchases of short-term investments of $53.0 million and purchases of property and equipment of $0.1 million.

Financing Activities

Net cash provided by financing activities of $77.0 million for the year ended December 31, 2020 was due primarily to net proceeds from the issuance of common stock from our initial public offering of $76.9 million and stock option exercises of $0.2 million.

Net cash provided by financing activities of $9.8 million for the year ended December 31, 2019 was due primarily to net proceeds from borrowings from our long-term debt facility.

Initial Public Offering

On September 18, 2020, we closed our IPO of 6,540,000 shares of common stock at a public offering price of $13.00 per share. We raised $76.9 million in net proceeds from the IPO after deducting underwriters’ discounts and commissions of $6.0 million and issuance costs of $2.2 million.

Loan Agreement

We borrowed $10.0 million in the first tranche under our loan agreement with K2 in August 2019, as amended in March 2020. The remaining borrowings available under the Loan and Security Agreement have expired.

The term loan bears interest at a floating annual rate equal to the greater of (i) the prime rate used by lender plus 2.0% and (ii) 7.25%. The monthly payments are interest-only until September 1, 2022. Subsequent to the interest-only period, the term loan will be payable in equal monthly installments of principal plus accrued and unpaid interest, through September 1, 2023, the term loan maturity date. In addition, we are obligated to pay a final payment fee of 5.25% of the original principal amount of the term loan at the maturity date. We may elect to prepay all, but not less than all, of the term loan prior to the maturity date, subject to a prepayment fee of up to 3.0% of the then outstanding principal balance. After repayment, no term loan amounts may be borrowed again.

Our obligations under the loan agreement are secured by a security interest in substantially all of our assets, other than our intellectual property. The loan agreement includes customary affirmative and negative covenants and also includes standard events of default, including an event of default based on the occurrence of a material adverse event, and a default under any agreement with a third party resulting in a right of such third party to accelerate the maturity of any debt in excess of $0.3 million. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. Upon the occurrence and continuance of an event of default, the lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement. As of December 31, 2020, we were in compliance with all applicable covenants under the loan agreement.

Contractual Obligations

As of December 31, 2020, we had the following contractual obligations (in thousands):

	Total	Less than 1 Year	1-3 Years
Lease obligation(1)	$1,914	$855	$1,059
Debt obligation(2)	12,122	735	11,387
Total obligation	$14,036	$1,590	$12,446

(1) The lease agreement for our corporate headquarters contains fixed payment terms based upon the passage of time. Our lease agreement requires payment of maintenance and real estate taxes.

(2) Our contractual obligation under our Loan and Security Agreement consists of principal payments, interest, and fees due to K2.

Under a license agreement with The Salk Institute for Biological Studies, or the FXR License Agreement, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make development milestone payments and royalty payments in connection with sublicensing revenue and the sale of products developed under that agreement. As of December 31, 2020, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above. For additional information regarding the FXR License Agreement, including our payment obligations thereunder, see “FXR License Agreement” in Item 1. “Business” and Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report on 10-K.

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturers and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included in the table above.

Funding Requirements

We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In particular, we expect our cash, cash equivalents, and short-term investments, will allow us to fund our ongoing MET409 Phase 2a combination clinical trial in NASH through completion, fund our ongoing MET642 Phase 2a monotherapy clinical trial in NASH through completion, fund a Phase 2a monotherapy clinical trial of either MET409 or MET642 in UC through initial partial enrollment, and fund a Phase 2b monotherapy clinical trial of either MET409 or MET642 in NASH through initial partial enrollment. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

•	the scope, rate of progress and costs of our drug discovery, preclinical development activities, laboratory testing and clinical trials for our product candidates;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing our product candidates and commercial manufacturing activities;
•	the cost, timing and outcome of regulatory review of our product candidates;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;
•	the costs associated with being a public company;
•	the timing of any milestone and royalty payments to The Salk, or other future licensors;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the cost associated with commercializing our product candidates, if they receive marketing approval.

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic. If the disruption persists and deepens, we could experience an inability to access additional capital. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 1 to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies and estimates to be most critical to the preparation of our consolidated financial statements.

Accrued Expenses

We make estimates of our accrued research and development expenses for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost.

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

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of all stock option grants using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the fair value of the underlying common stock on the date of grant, the risk-free interest rate, the expected stock price volatility, the expected term of stock options, and the expected dividend yield. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted during the years ended December 31, 2020 and 2019. As of December 31, 2020, the unrecognized stock-based compensation expense relating to stock options was $14.4 million and is expected to be recognized over a weighted average period of approximately 3.0 years.

Common stock valuations

Prior to our IPO, the estimated fair value of our common stock had been determined by our board of directors as of the date of each award grant, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant, which intended all options granted to be exercisable at price per share not less than the per share fair value of our common stock underlying those options on the grant date.

After the closing of our IPO in September 2020, we began utilizing the closing stock price of our common stock on The Nasdaq Global Market as both the exercise price and an input to the Black Scholes option pricing model to determine stock-based compensation expense.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2020, our cash, cash equivalents, and short-term investments consisted of cash, money market funds, commercial paper, corporate debt securities and asset backed securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature and low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Our outstanding long-term debt bears interest at a floating annual rate equal to the greater of (i) the prime rate used by Lender plus 2.0% and (ii) 7.25%. The impact of a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Foreign Currency

In May 2019, we formed a wholly-owned Australian subsidiary, Metacrine, Pty Ltd, to conduct the Phase 1 clinical trial of MET642 which was completed in 2020. The functional currency of Metacrine, Pty Ltd is the United States dollar. Assets and liabilities of Metacrine, Pty Ltd that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the reporting date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense) in the consolidated statements of operations.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Metacrine, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Metacrine, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

San Diego, California

March 18, 2021

Metacrine, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$24,393	$15,668
Short-term investments	71,783	39,983
Prepaid expenses and other current assets	5,847	1,692
Total current assets	102,023	57,343
Property and equipment, net	634	735
Operating lease right-of-use asset	1,579	2,203
Total assets	$104,236	$60,281
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$334	$239
Accrued liabilities	2,951	3,549
Current portion of operating lease liability	741	600
Total current liabilities	4,026	4,388
Unvested stock liability	27	109
Warrant liability	—	184
Operating lease liability, net of current portion	1,007	1,748
Long-term debt, net of debt discount	9,372	9,099
Other long-term liabilities	525	525
Commitments and contingencies (Note 3)
Convertible preferred stock, $0.0001 par value; authorized shares – 10,000,000 and 85,683,310 at December 31, 2020 and 2019, respectively; issued and outstanding shares – none and 85,093,688 at December 31, 2020 and 2019, respectively; Liquidation preference – none and $123,100 at December 31, 2020 and 2019, respectively.	—	122,465
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; authorized shares – 200,000,000 and 111,098,749 at December 31, 2020 and 2019, respectively; issued shares – 26,005,934 and 2,682,397 at December 31, 2020 and 2019, respectively; outstanding shares – 25,969,442 and 2,484,848 at December 31, 2020 and 2019, respectively.	3	—
Additional paid-in-capital	210,021	5,164
Accumulated other comprehensive income	1	41
Accumulated deficit	(120,746)	(83,442)
Total stockholders’ equity (deficit)	89,279	(78,237)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$104,236	$60,281

Metacrine, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Years Ended December 31,
	2020	2019
Operating expenses:
Research and development	$26,790	$25,973
General and administrative	9,900	4,031
Total operating expenses	36,690	30,004
Loss from operations	(36,690)	(30,004)
Other income (expense):
Interest income	494	1,418
Interest expense	(1,012)	(347)
Change in fair value of warrant liability	(75)	—
Other expense	(21)	—
Total other income (expense)	(614)	1,071
Net loss	$(37,304)	$(28,933)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities, net	(40)	94
Comprehensive loss	$(37,344)	$(28,839)
Net loss per share, basic and diluted	$(3.97)	$(12.17)
Weighted average shares of common stock outstanding, basic and diluted	9,404,188	2,377,456

Metacrine, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2020	2019
Operating activities:
Net loss	$(37,304)	$(28,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	307	250
Stock-based compensation	5,021	1,932
Non-cash interest expense	273	91
Accretion of discounts on investments, net	51	(649)
Amortization of right-of-use asset	624	580
Change in fair value of warrant liability	75	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(4,155)	(558)
Accounts payable and accrued liabilities	(503)	44
Lease liability	(600)	(505)
Net cash used in operating activities	(36,211)	(27,748)
Investing activities:
Purchases of property and equipment	(206)	(84)
Purchases of short-term investments	(79,874)	(53,029)
Sales and maturities of short-term investments	47,983	70,810
Net cash (used in) provided by investing activities	(32,097)	17,697
Financing activities:
Proceeds from issuance of common stock from initial public offering, net of issuance costs	76,874	—
Proceeds from exercise of common stock options	161	38
Repurchase of unvested common stock	(2)	(1)
Proceeds from issuance of long-term debt, net of issuance cost	—	9,717
Net cash provided by financing activities	77,033	9,754
Net increase (decrease) in cash and cash equivalents	8,725	(297)
Cash and cash equivalents at beginning of year	15,668	15,965
Cash and cash equivalents at end of year	$24,393	$15,668
Supplemental disclosure of cash flow information:
Cash paid for interest	$737	$193
Supplemental non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$122,465	$—
Conversion of convertible preferred stock warrant to common stock warrant	$259	$—
Initial fair value of warrant liability	$—	$184
Vesting of common stock	$80	$99

Metacrine, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2020 and 2019

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	income	deficit	equity (deficit)
Balance at December 31, 2019	85,093,688	$122,465	2,484,848	$—	$5,164	$41	$(83,442)	$(78,237)
Issuance of common stock from initial public offering, net of issuance costs	—	—	6,540,000	1	76,873	—	—	76,874
Conversion of preferred stock to common stock from completion of initial public offering	(85,093,688)	(122,465)	16,685,014	2	122,463	—	—	122,465
Conversion of convertible preferred stock warrant to common stock warrant	—	—	—	—	259	—	—	259
Stock-based compensation	—	—	—	—	5,021	—	—	5,021
Exercise of stock options	—	—	102,792	—	161	—	—	161
Vesting of early exercised stock options	—	—	156,788	—	80	—	—	80
Unrealized loss on investment securities	—	—	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	—	—	(37,304)	(37,304)
Balance at December 31, 2020	—	$—	25,969,442	$3	$210,021	$1	$(120,746)	$89,279

	Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	income	deficit	equity (deficit)
Balance at December 31, 2018	85,093,688	$122,465	2,249,749	$—	$3,097	$(53)	$(54,509)	$(51,465)
Stock-based compensation	—	—	—	—	1,932	—	—	1,932
Exercise of stock options	—	—	24,255	—	36	—	—	36
Vesting of early exercised stock options	—	—	210,844	—	99	—	—	99
Unrealized gain on investment securities	—	—	—	—	—	94	—	94
Net loss	—	—	—	—	—	—	(28,933)	(28,933)
Balance at December 31, 2019	85,093,688	$122,465	2,484,848	—	$5,164	$41	$(83,442)	$(78,237)

Metacrine, Inc.

Notes to the Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Metacrine, Inc. (the “Company”) was incorporated in the state of Delaware on September 17, 2014 and is based in San Diego, California. The Company is a clinical-stage biopharmaceutical company focused on building an innovative pipeline of differentiated drugs to treat liver and gastrointestinal diseases.

Principles of Consolidation

In May 2019, the Company established a wholly-owned Australian subsidiary, Metacrine, Pty Ltd, in order to conduct various clinical activities for its product candidates. The consolidated financial statements include the accounts of the Company and Metacrine, Pty Ltd. The functional currency of both the Company and Metacrine, Pty Ltd is the U.S. dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense) in the consolidated statements of operations and comprehensive loss. All intercompany accounts and transactions have been eliminated in consolidation.

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

Liquidity and Capital Resources

From its inception through December 31, 2020, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital, researching, discovering and developing its pipeline in FXR and other drug targets, and general and administrative support for these operations and has funded its operations primarily with the net proceeds from the issuance of convertible preferred stock, common stock, and long-term debt. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $120.7 million and $83.4 million as of December 31, 2020 and 2019, respectively. Management expects the Company will incur substantial operating losses for the foreseeable future in order to complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company will need to raise additional capital through a combination of equity offerings, debt financings, collaborations, and other similar arrangements. The Company’s ability to raise additional capital may be adversely impacted by potential worsening of economic conditions in the United States and worldwide resulting from the COVID-19 pandemic. If the disruption persists and deepens, the Company could experience an inability to access additional capital. As of December 31, 2020, the Company had available cash, cash equivalents, and short-term investments of $96.2 million and working capital of $98.0 million to fund future operations. Management has prepared cash flow forecasts which indicate that, based on the Company’s current cash resources available and working capital, the Company will have sufficient resources to fund its operations for at least one year after the date the financial statements are issued.

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. The most significant estimates in the Company’s consolidated financial statements relate to accruals for research and development expenses and stock-based compensation. These estimates and assumptions are based on current facts, historical experience, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash in readily available checking accounts, money market funds, and commercial paper. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are valued at cost, which approximates fair value.

Short-Term Investments

Short-term investments primarily consist of commercial paper, corporate debt securities, asset backed securities, and U.S. government and agency bonds. The Company has classified these investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all short-term investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying consolidated balance sheets. Short-term investments are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. A decline in the market value of any short-term investment below amortized cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges have been recorded for any period presented. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

Fair Value Measurement

The Company accounts for certain assets and liabilities at their fair value. The Company uses the following fair value hierarchy to indicate the extent to which the inputs used to determine fair value are observable in the market:

•	Level 1: Inputs are based on quoted prices for identical assets in active markets.
•

Level 2: Inputs, other than Level 1, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. Lease terms are determined at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. For its long-term operating leases, the Company recognizes a lease liability and a right-of-use (“ROU”) asset on its consolidated balance sheets and recognizes lease expense on a straight-line basis over the lease term. The lease liability is determined as the present value of future lease payments using the discount rate implicit in the lease or, if the implicit rate is not readily determinable, an estimate of the Company’s incremental borrowing rate. The ROU asset is based on the lease liability, adjusted for any prepaid or deferred rent. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. The Company has elected to not recognize a lease liability or ROU asset in connection with short-term operating leases and recognizes lease expense for short-term operating leases on a straight-line basis over the lease term. The Company does not have any financing leases.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses during the years ended December 31, 2020 and 2019.

Warrant Liability

The Company issued a freestanding warrant to purchase shares of its Series C convertible preferred stock. Since the underlying Series C convertible preferred stock was classified as temporary equity, the Series C convertible preferred stock warrant was classified as a liability as of December 31, 2019 in the accompanying consolidated balance sheets. The Company adjusted the carrying value of such Series C convertible preferred stock warrant to its estimated fair value at each reporting date, with any related increases or decreases in the fair value recorded within other income (expense) in the consolidated statements of operations and comprehensive loss. The Series C convertible preferred stock warrant was automatically converted into a warrant to purchase 23,122 shares of common stock upon completion of the Company’s IPO in September 2020. The Company adjusted the carrying value of the Series C convertible preferred stock warrant to reflect its estimated fair value on the IPO date and ceased recognizing any fair value adjustments subsequent to its conversion to a common stock warrant.

Research and Development Costs

All costs of research and development are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, stock-based compensation, external research and development costs incurred under agreements with contract research organizations, investigative sites and consultants to conduct our preclinical, toxicology and clinical studies, milestone payments resulting from license agreements, laboratory supplies, costs related to compliance with regulatory requirements, costs related to manufacturing the Company’s product candidates for clinical trials and preclinical studies, facilities, depreciation, and other allocated expenses. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the related goods are delivered or services performed.

The Company has entered into various research and development contracts with clinical research organizations, clinical manufacturing organizations, and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying consolidated balance sheets as prepaid expenses and other current assets. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

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

Income Taxes

Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The only component of other comprehensive loss is unrealized gains (losses) on available-for-sale securities. Comprehensive gains (losses) have been reflected in the consolidated statements of operations and comprehensive loss and as a separate component in the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for all periods presented.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses, to improve financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance will become effective for the Company beginning January 1, 2023, with early adoption permitted. The Company early adopted ASU No. 2016-13 during the first quarter of 2021. The standard did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU No. 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also improves consistent application by clarifying and amending existing guidance. The Company adopted ASU No. 2019-12 during the first quarter of 2021. The standard did not have a material impact on the Company’s consolidated financial statements.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	December 31,
	2020	2019
Convertible preferred stock	—	16,685,014
Common stock options	3,136,076	1,684,630
Unvested common stock	36,492	197,549
Preferred stock warrant	—	23,122
Common stock warrant	23,122	—
Total	3,195,690	18,590,315

Note 2. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2020	2019
Prepaid research and development	$4,473	$913
Prepaid expenses	610	300
Other current assets	570	288
Interest receivable	194	191
Total prepaid expenses and other current assets	$5,847	$1,692

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$1,104	$945
Computer equipment and software	215	182
Furniture and fixtures	178	178
Leasehold improvements	146	132
Property and equipment, gross	1,643	1,437
Less accumulated depreciation and amortization	(1,009)	(702)
Property and equipment, net	$634	$735

Depreciation expense was $0.3 million during each of the years ended December 31, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Accrued compensation	$1,671	$976
Accrued research and development	676	2,369
Other accrued liabilities	604	204
Total accrued liabilities	$2,951	$3,549

Note 3. Commitments and Contingencies

Operating Leases

The Company entered into a five-year noncancelable operating lease in June 2017 for its corporate headquarters in San Diego, California under an agreement that commenced in March 2018. Under the terms of the agreement, there is no option to extend the lease and the Company is subject to additional charges for common area maintenance and other costs. Monthly rental payments due under the lease commenced in March 2018 and escalate throughout the lease term.

Information related to the Company’s operating lease is as follows (in thousands):

	Years Ended December 31,
	2020	2019
Operating lease expense (including variable costs of $317 and $300 during the years ended December 31, 2020 and 2019, respectively)	$1,103	$1,090
Cash paid for amounts included in the measurement of lease liabilities	$767	$715

As of December 31, 2020 and 2019, the remaining lease term of the Company’s operating lease was 27 months and 39 months, respectively, and the discount rate on the Company’s operating lease was 8.0% during each of the respective years.

Future minimum noncancelable operating lease payments and information related to the lease liability are as follows (in thousands):

December 31, 2020
2021	$855
2022	876
2023	183
Total lease payments	1,914
Imputed interest	(166)
Lease liability	1,748
Less current portion of lease liability	741
Lease liability, net of current portion	$1,007

License Agreement with the Salk Institute

In November 2016, the Company and The Salk Institute for Biological Studies (“The Salk”) entered into the Amended and Restated Exclusive FXR License Agreement, which was amended in February 2017 and July 2018, pursuant to which The Salk granted the Company an exclusive, worldwide license to certain FXR related intellectual property to make, use, offer for sale, import, export, and distribute products covered by such intellectual property (“FXR Licensed Products”) and a non-exclusive, worldwide license to use certain technical information to research, develop, test, make, use, offer for sale, import, export and distribute FXR Licensed Products. The Company is required to use commercially reasonable efforts to achieve certain diligence milestones with respect to the FXR Licensed Products, including with respect to developing, producing and selling FXR Licensed Products. The Company is also required to pay The Salk up to $6.5 million in milestone payments upon the completion of certain clinical and regulatory milestones, certain of which payments the Company may defer under certain circumstances. The Company is also obligated to pay The Salk a low single-digit percentage royalty on net sales, with a minimum annual royalty payment due beginning with the first commercial sale of each FXR Licensed Product. The applicable minimum annual royalty payment amount depends on the number of years that have elapsed since the first commercial sale of an FXR Licensed Product and is in the hundreds-of-thousands-of-dollars range. In addition, if the Company chooses to sublicense the FXR Licensed Product to any third parties, the Company must pay to The Salk a low single-digit percentage of all sublicensing revenue. In addition, in the event of a change of control, the Company is required to pay The Salk a low single-digit percentage of any payments and consideration that it receives in consideration of the change of control. The Company has accrued $0.3 million in milestone payments based upon the achievement of certain regulatory milestones as of December 31, 2020.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Note 4. Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2020	2019
Long-term debt	$10,000	$10,000
Unamortized debt discount	(628)	(901)
Long-term debt, net of debt discount	$9,372	$9,099

On August 27, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”, and all amounts borrowed thereunder the “Term Loan”) with a lender (the “Lender”). The Company borrowed $10.0 million (“the Term Loan”) at the inception of the Loan Agreement. The remaining borrowings available under the Loan and Security Agreement have expired.

The Term Loan bears interest at a floating annual rate equal to the greater of (i) the prime rate used by the Lender plus 2.0% (5.25% and 6.75% at December 31, 2020 and 2019, respectively), and (ii) 7.25%. The monthly payments are interest-only until September 1, 2022. Subsequent to the interest-only period, the Term Loan will be payable in equal monthly installments of principal plus accrued and unpaid interest, through the maturity date of September 1, 2023 (“Maturity Date”). In addition, the Company is obligated to pay a final payment fee of 5.25% of the original principal amount of the Term Loan on the Maturity Date. As of December 31, 2020 and 2019, the final payment fee of $0.5 million has been recorded as a long-term liability. The Company may elect to prepay all, but not less than all, of the Term Loan prior to the Maturity Date, subject to a prepayment fee of up to 3.0% of the then outstanding principal balance. After repayment, no Term Loan amounts may be borrowed again.

The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property. The Loan Agreement includes customary affirmative and negative covenants and also includes standard events of default, including an event of default based on the occurrence of a material adverse event, and a default under any agreement with a third party resulting in a right of such third party to accelerate the maturity of any debt in excess of $0.3 million. The negative covenants include, among others, restrictions on the Company transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. Upon the occurrence and continuance of an event of default, the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. As of December 31, 2020 and 2019, the Company was in compliance with all applicable covenants under the Loan Agreement.

In connection with the Loan Agreement, the Company issued the Lender a warrant (the “Lender Warrant”) to purchase shares of the Company’s Series C convertible preferred stock at an exercise price of $10.812 per share and expiring on August 27, 2029. The number of Series C convertible preferred shares issuable upon exercise of the warrant is an amount equal to (i) 2.5% of the aggregate Term Loan funded under the Loan Agreement divided by (ii) $10.812. Upon the funding of the Term Loan, the Lender Warrant was initially exercisable for 117,924 shares of Series C convertible preferred stock. The Lender Warrant was automatically converted into a warrant to purchase 23,122 shares of common stock upon completion of the Company’s IPO in September 2020.

The initial $0.2 million fair value of the Lender Warrant, $0.5 million final payment fee, and $0.3 million of debt issuance costs were recorded as a debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loan. For the years ended December 31, 2020 and 2019, the Company recognized $1.0 million and $0.3 million of interest expense, including $0.3 million and $0.1 million of debt discount amortization, respectively, in connection with the Loan Agreement. As of December 31, 2020 and 2019, the Company had an outstanding Term Loan of $10.0 million and accrued interest of $0.1 million, respectively.

Future minimum principal and interest payments under the Term Loan, including the final payment fee, as of December 31, 2020 are as follows (in thousands):

December 31, 2020
2021	$735
2022	4,438
2023	6,949
Total principal and interest payments	12,122
Less interest and final payment fee	(2,122)
Long-term debt	$10,000

Note 5. Fair Value of Financial Instruments

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2020
Assets:
Commercial paper	$27,136	$—	$27,136	$—
Corporate debt securities	26,506	—	26,506	—
U.S. government and agency securities	18,141	—	18,141	—
Total assets measured at fair value	$71,783	$—	$71,783	$—
As of December 31, 2019
Assets:
Commercial paper	$9,694	$—	$9,694	$—
Corporate debt securities	24,781	—	24,781	—
Asset backed securities	5,508	—	5,508	—
Total assets measured at fair value	$39,983	$—	$39,983	$—
Liabilities:
Preferred stock warrant liability	$184	$—	$—	$184

Upon completion of the Company’s IPO in September 2020, the Series C convertible preferred stock warrant was automatically converted into a warrant to purchase 23,122 shares of common stock. The Company adjusted the carrying value of the Series C convertible preferred stock warrant to reflect its estimated fair value on the IPO date and ceased recognizing any fair value adjustments subsequent to its conversion to a common stock warrant.

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

The following table provides a reconciliation of the warrant liability measured at fair value using Level 3 significant unobservable inputs (in thousands):

Warrant Liability
Balance at December 31, 2019	$184
Change in fair value of warrant liability	75
Conversion to common stock warrant upon completion of IPO	(259)
Balance at December 31, 2020	$—

Note 6. Short-Term Investments

The following tables summarize short-term investments (in thousands):

	As of December 31, 2020
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$27,136	$—	$—	$27,136
Corporate debt securities	26,510	—	(4)	26,506
U.S. government and agency securities	18,136	5	—	18,141
Total short-term investments	$71,782	$5	$(4)	$71,783

	As of December 31, 2019
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$9,680	$14	$—	$9,694
Corporate debt securities	24,762	20	(1)	24,781
Asset backed securities	5,500	8	—	5,508
Total short-term investments	$39,942	$42	$(1)	$39,983

The following table summarizes the maturities of the Company’s short-term investments at December 31, 2020 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$57,185	$57,182
Due after one year through two years	14,597	14,601
Total short-term investments	$71,782	$71,783

Note 7. Convertible Preferred Stock and Stockholders’ Equity

Equity Incentive Plan

In January 2015, the Company adopted the Metacrine, Inc. 2015 Equity Incentive Plan (as amended, the “2015 Plan”), which provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, and stock appreciation rights to its employees, members of its board of directors, and consultants. In August 2020, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (the “2020 Plan”), which is the successor and continuation of the 2015 Plan. No additional awards may be granted under the 2015 Plan and all outstanding awards under the 2015 Plan remain subject to the terms of the 2015 Plan. As of December 31, 2020, there were 2,907,742 shares authorized and available for issuance under the 2020 Plan.

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

A summary of the Company’s unvested shares and unvested stock liability is as follows (in thousands, except share data):

	Number of Unvested Shares	Unvested Stock Liability
Balance at December 31, 2019	197,549	109
Repurchased shares	(4,269)	(2)
Vested shares	(156,788)	(80)
Balance at December 31, 2020	36,492	$27

A summary of the Company’s stock option activity is as follows (in thousands, except share and per share data):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2019	1,684,630	$2.47	8.73	$911
Granted	1,872,266	$7.23
Exercised	(102,792)	$1.56
Cancelled	(318,028)	$3.56
Balance at December 31, 2020	3,136,076	$5.23	7.95	$8,963
Vested and expected to vest at December 31, 2020	3,136,076	$5.23	7.95	$8,963
Exercisable at December 31, 2020	1,018,775	$2.58	5.35	$5,384

The weighted average grant date fair value per share of option grants for the years ended December 31, 2020 and 2019 (excluding the impact of the modifications described below) was $8.33 and $2.09, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2020 and 2019 was $0.9 million and $49 thousand, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Years Ended December 31,
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

Expected volatility. Since the Company recently completed its IPO and does not have sufficient trading history for its common stock, the expected volatility assumption is based on volatilities of a peer group of similar companies in the biotechnology industry whose share prices are publicly available. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Expected term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have sufficient historical exercise behavior, it determines the expected life assumption using the simplified method, for employees, which is an average of the contractual term of the option and its vesting period. The expected term for nonemployee options is equal to the contractual term.

Expected dividend yield. The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends and, therefore, used an expected dividend yield of zero.

Employee Stock Purchase Plan

In September 2020, the Company’s Board of Directors and stockholders adopted and approved the 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits eligible employees, who elect to participate in an offering under the ESPP, to contribute up to 15% of their eligible gross compensation towards the purchase of shares of common stock. Eligible employees can purchase up to 20,000 shares of common stock on a given purchase date. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the commencement date of each offering period or the relevant purchase date, whichever is lower. Offerings under the ESPP are approximately two years in duration and consist of four purchase periods that are approximately six months in duration. The ESPP is considered a compensatory plan as defined by the authoritative guidance for stock-based compensation. Stock-based compensation expense attributable to the ESPP was immaterial during the year ended December 31, 2020. As of December 31, 2020, there were 405,000 shares of common stock available for future issuance under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2020	2019
Research and development	$1,233	$836
General and administrative	3,788	1,096
Total stock-based compensation	$5,021	$1,932

As of December 31, 2020, unrecognized stock-based compensation cost was $14.4 million, which is expected to be recognized over a remaining weighted average period of approximately 3.0 years.

Stock Option Modification

In June 2020, the Company entered into a separation and consulting agreement in connection with the resignation of Dr. Song as the Company’s President and Chief Executive Officer. Under the terms of the separation and consulting agreement, Dr. Song received $0.1 million in cash compensation, was provided the potential of an extended period of time to exercise vested stock options if certain conditions are met, and continued to vest while he provided consulting services to the Company through December 31, 2020. The benefits received in connection with the potential extended exercise period and continued vesting as originally scheduled were considered modifications to the original terms of the equity that Dr. Song maintains. These modifications resulted in incremental fair value of $1.1 million, which was recognized in full on a straight-line basis through December 31, 2020.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	Years Ended December 31,
	2020	2019
Conversion of preferred stock	—	16,685,014
Common stock options outstanding	3,136,076	1,684,630
Shares available for issuance under equity incentive plans	2,907,742	616,423
Shares available for issuance under the ESPP	405,000	—
Common stock warrant	23,122	—
Preferred stock warrant	—	23,122
Total common stock reserved for future issuance	6,471,940	19,009,189

8. Income Taxes

The following table summarizes the Company’s loss before income tax provision by region for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
United States	$(36,250)	$(28,800)
Foreign	(1,054)	(133)
Total loss before income provision	$(37,304)	$(28,933)

For the years ended December 31, 2020 and 2019, the Company did not record a provision for income taxes due to a valuation allowance against its deferred tax assets.

A reconciliation of the Company’s effective tax rate and federal statutory rate is summarized as follows (in thousands):

	Years Ended December 31,
	2020	2019
Federal income taxes	$(7,834)	$(6,076)
State income taxes	(2,605)	(2,020)
Permanent differences	161	(57)
Research and development credits	(1,129)	(939)
Stock options	524	304
Other	2	(132)
Change in valuation allowance	10,881	8,920
	$—	$—

Significant components of the Company’s net deferred tax assets are summarized as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating losses	27,867	19,440
Research and development credits	3,913	2,784
Lease liability	489	657
Depreciation and amortization	242	183
Other accruals and prepaid expenses	1,688	428
Total gross deferred tax assets	34,199	23,492
Less: Valuation allowance	(33,757)	(22,876)
Deferred tax assets, net	442	616
Deferred tax liabilities:
Right-of-use asset	(442)	(616)
Total gross deferred tax liabilities	(442)	(616)
Net deferred tax assets	$—	$—

At December 31, 2020 and 2019, a valuation allowance of $33.8 million and $22.9 million, respectively, has been established to offset the deferred tax assets, as realization of such assets is uncertain.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in the U.S. in March 2020. The CARES Act adjusted a number of provisions of the tax code, including the eligibility of certain deductions and the treatment of net operating losses and tax credits. The CARES Act repeals the 80% limitation for taxable years beginning before January 1, 2021. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the year ended December 31, 2020 or to its deferred tax assets as of December 31, 2020.

California Assembly Bill 85 (“AB 85”) was signed into law by Governor Gavin Newsom on June 29, 2020. It was passed by both houses of the California state legislature on June 15, 2020. AB 85 disallows California net operating losses for any taxable year beginning on or after January 1, 2020, and before January 1, 2023 for any corporation with a net business or modified adjusted gross income of more than $1 million for the taxable year. This bill also limits any business credit to offset a maximum of $5 million of California tax, including the California Research Credit. The Company does not expect any material impacts related to this tax law change.

As of December 31, 2020, the Company had federal net operating loss carryforwards of $108.1 million, of which $81.4 million were generated in tax years beginning after 2017 and can be carried forward indefinitely. Net operating losses generated after December 31, 2017 are also subject to an 80% limitation if utilized after 2020. The remaining federal net operating loss carryforwards of $26.7 million, which were generated prior to December 31, 2017, will begin to expire in 2034, if not previously utilized. As of December 31, 2020, the Company had state loss carryforwards of $71.4 million, which will begin to expire in 2034, if not previously utilized. As of December 31, 2020, the Company also had foreign loss carryforwards of $0.6 million, which do not expire.

As of December 31, 2020, the Company had federal and state research and development tax credit carryforwards of $3.2 million and $1.9 million, respectively. The federal research and development tax credit carryforwards expire beginning in 2035, unless previously utilized. The state research and development tax credit carryforwards may be carried forward indefinitely.

The Company has not completed a Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study and the fact that there may be additional such ownership changes in the future. Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss and research and development tax credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The following table summarizes the changes to the Company’s unrecognized tax benefits (in thousands):

Balance at December 31, 2018	$479
Increases related to prior year positions	183
Balance at December 31, 2019	662
Increases related to current year positions	212
Balance at December 31, 2020	$874

As of December 31, 2020 and 2019, the Company had unrecognized tax benefits of $0.9 million and $0.7 million, respectively. The Company has not recognized interest or penalties related to unrecognized tax benefits. The Company does not expect that there will be a significant change in the unrecognized tax benefits over the next twelve months. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the effective tax rate.

The Company is subject to taxation in the United States, California, and Australia. The Company is subject to income tax examination by tax authorities in those jurisdictions for the years beginning in 2014 due to the carryforward of unutilized net operating losses and research and development credits. The Company is not currently under examination by any jurisdiction.

Note 9. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. As of December 31, 2020, no contributions to the 401(k) plan have been made by the Company.

Note 10: Selected Quarterly Financial Information (Unaudited)

The following tables show a summary of the Company’s financial information during the quarters ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,
	2020	2019
Operating expenses:
Research and development	$6,817	$6,476
General and administrative	3,813	974
Total operating expenses	10,630	7,450
Loss from operations	(10,630)	(7,450)
Total other income (expense)	(186)	53
Net loss	$(10,816)	$(7,397)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Management’s Report on Internal Control over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information Regarding the  Board of Directors and Corporate Governance,” “Information Regarding the  Board of Directors and Corporate Governance – Code of Business Conduct and Ethics,” “Delinquent Section 16(a) Reports,” “Information Regarding the  Board of Directors and Corporate Governance – Nominating and Corporate Governance Committee,” “Information Regarding the  Board of Directors and Corporate Governance – Audit Committee” and “Information Regarding the  Board of Directors and Corporate Governance – Compensation Committee” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days following our fiscal year ended December 31, 2020, or the Proxy Statement.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity-Based Incentive Awards” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information Regarding the Board of Directors and Corporate Governance – Independence of The Board of Directors” and “Certain Related Party Transactions” in our Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Principal Accountant Fees and Services” in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The financial statements, financial statement schedules and exhibits filed as part of this Annual Report on Form 10-K are as follows:

(a)(1) Financial Statements

Reference is made to the financial statements included in Item 8 of Part II hereof.

(a)(2) Financial Statement Schedules

All financial statements schedules are omitted because the required information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

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

4.3

Warrant to Purchase Preferred Stock, dated August 27, 2019, issued to K2 HealthVentures Equity Trust LLC (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248292), filed with the SEC on August 24, 2020).

4.4	Description of Capital Stock of the Registrant.
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

10.6

Lease Agreement, dated June 16, 2017, by and between the Registrant and ARE-SD Region No. 30, LLC. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on S-1, as amended File No. 333-248292), filed with the SEC on August 24, 2020).

10.7+

Employment Agreement by and between the Registrant and Preston Klassen (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on S-1, as amended File No. 333-248292), filed with the SEC on August 24, 2020).

10.8+

Employment Agreement by and between the Registrant and Ken Song (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on S-1, as amended File No. 333-248292), filed with the SEC on August 24, 2020).

10.9+

Separation and Consulting Agreement by and between the Registrant and Ken Song (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on S-1, as amended File No. 333-248292), filed with the SEC on August 24, 2020).

10.10+

Offer Letter by and between the Registrant and Patricia Millican (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on S-1, as amended File No. 333-248292), filed with the SEC on August 24, 2020).

10.11+

Offer Letter by and between the Registrant and Hubert Chen (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on S-1, as amended File No. 333-248292), filed with the SEC on August 24, 2020).

10.12+	Offer Letter by and between the Registrant and Catherine Lee.
10.13

Amended and Restated Exclusive FXR License Agreement, dated November 10, 2016, by and between the Registrant and The Salk Institute for Biological Studies, as amended (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on S-1, as amended File No. 333-248292), filed with the SEC on August 24, 2020).

10.14*

Loan and Security Agreement, dated August 27, 2019, by and between the Registrant and K2 HealthVentures LLC and any other lender from time to time party thereto, K2 HealthVentures LLC as administrative agent, and Ankura Trust Company, LLC as collateral agent, as amended (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on S-1, as amended File No. 333-248292), filed with the SEC on August 24, 2020).

23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*

Certain portions of this exhibit (indicated by “[***]”) have been omitted as we have determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to us if publicly disclosed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metacrine, Inc.

Date: March 18, 2021	By:	/s/ Preston Klassen
Preston Klassen, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2021	By:	/s/ Patricia Millican
Patricia Millican
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Preston Klassen and Patricia Millican, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Preston Klassen	President and Chief Executive Officer (Principal Executive Officer)	March 18, 2021
Preston Klassen, M.D.

/s/ Patricia Millican	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2021
Patricia Millican

/s/ Richard Heyman	Chairman of the Board	March 18, 2021
Richard Heyman, Ph.D.

/s/ Kristina Burow	Director	March 18, 2021
Kristina Burow

/s/ Carol Gallagher	Director	March 18, 2021
Carol Gallagher, Pharm.D.

/s/ Andrew Guggenhime	Director	March 18, 2021
Andrew Guggenhime

/s/ Amir Nashat	Director	March 18, 2021
Amir Nashat, Ph.D.

/s/ John McHutchison	Director	March 18, 2021
John McHutchison, M.D.

/s/ Robert Adelman	Director	March 18, 2021
Robert Adelman, M.D.

/s/ Ronald Evans	Director	March 18, 2021
Ronald Evans, Ph.D.