Form 10-Q
period 2021-03-31
Metacrine, Inc.
filed 2021-05-13
CIK 1634379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

The number of outstanding shares of the registrant’s common stock on May 6, 2021 was 26,423,153.

Metacrine, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Metacrine, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$19,457	$24,393
Short-term investments	65,000	71,783
Prepaid expenses and other current assets	6,257	5,847
Total current assets	90,714	102,023
Property and equipment, net	555	634
Operating lease right-of-use asset	1,415	1,579
Total assets	$92,684	$104,236
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$325	$334
Accrued liabilities	4,149	2,951
Current portion of operating lease liability	762	741
Total current liabilities	5,236	4,026
Operating lease liability, net of current portion	810	1,007
Long-term debt, net of debt discount	9,434	9,372
Other long-term liabilities	544	552
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares - 10,000,000 at March 31, 2021 and December 31, 2020, respectively; issued and outstanding shares - none at March 31, 2021 and December 31, 2020, respectively.	-	-
Common stock, $0.0001 par value; authorized shares – 200,000,000 at March 31, 2021 and December 31, 2020, respectively; issued shares – 26,234,612 and 26,005,934 at March 31, 2021 and December 31, 2020, respectively; outstanding shares – 26,209,327 and 25,969,442 at March 31, 2021 and December 31, 2020, respectively.	3	3
Additional paid-in-capital	212,172	210,021
Accumulated other comprehensive income (loss)	(1)	1
Accumulated deficit	(135,514)	(120,746)
Total stockholders’ equity	76,660	89,279
Total liabilities and stockholders’ equity	$92,684	$104,236

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Operating expenses:
Research and development	$10,857	$6,361
General and administrative	3,696	1,601
Total operating expenses	14,553	7,962
Loss from operations	(14,553)	(7,962)
Other income (expense):
Interest income	36	229
Interest expense	(244)	(253)
Other expense	(7)	(126)
Total other income (expense)	(215)	(150)
Net loss	$(14,768)	$(8,112)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(2)	(68)
Comprehensive loss	$(14,770)	$(8,180)
Net loss per share, basic and diluted	$(0.57)	$(3.23)
Weighted average shares of common stock outstanding, basic and diluted	26,007,692	2,509,319

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net loss	$(14,768)	$(8,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	79	68
Stock-based compensation	1,520	503
Non-cash interest expense	62	70
Amortization (accretion) of premiums/discounts on investments, net	170	(59)
Amortization of right-of-use asset	164	152
Change in fair value of warrant liability	-	106
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(410)	(6)
Accounts payable and accrued liabilities	1,189	(1,190)
Lease liability	(176)	(134)
Net cash used in operating activities	(12,170)	(8,602)
Investing activities:
Purchases of property and equipment	-	(73)
Purchases of short-term investments	(12,784)	(7,944)
Sale and maturities of short-term investments	19,395	13,690
Net cash provided by investing activities	6,611	5,673
Financing activities:
Proceeds from exercise of common stock options	623	3
Repurchase of unvested common stock	-	(2)
Payment of initial public offering costs	-	(10)
Net cash provided by (used in) financing activities	623	(9)
Net decrease in cash and cash equivalents	(4,936)	(2,938)
Cash and cash equivalents at beginning of period	24,393	15,668
Cash and cash equivalents at end of period	$19,457	$12,730
Supplemental disclosure of cash flow information:
Cash paid for interest	$181	$183
Supplemental non-cash investing and financing activities:
Issuance costs in accounts payable and accrued liabilities	$-	$229
Change in unpaid property and equipment purchases	$-	$69
Vesting of common stock	$8	$24

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Unaudited Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2021 and 2020

(In thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2020	—	$—	25,969,442	$3	$210,021	$1	$(120,746)	$89,279
Stock-based compensation	—	—	—	—	1,520	—	—	1,520
Exercise of stock options	—	—	228,678	—	623	—	—	623
Vesting of early exercised stock options	—	—	11,207	—	8	—	—	8
Unrealized loss on investment securities	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(14,768)	(14,768)
Balance at March 31, 2021	—	$—	26,209,327	$3	$212,172	$(1)	$(135,514)	$76,660

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
Balance at December 31, 2019	85,093,688	$122,465	2,484,848	$—	$5,164	$41	$(83,442)	$(78,237)
Stock-based compensation	—	—	—	—	503	—	—	503
Exercise of stock options	—	—	955	—	3	—	—	3
Vesting of early exercised stock options	—	—	48,766	—	24	—	—	24
Unrealized loss on investment securities	—	—	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	—	—	(8,112)	(8,112)
Balance at March 31, 2020	85,093,688	$122,465	2,534,569	$—	$5,694	$(27)	$(91,554)	$(85,887)

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

Principles of Consolidation and Basis of Presentation

In May 2019, the Company established a wholly-owned Australian subsidiary, Metacrine, Pty Ltd, in order to conduct various clinical activities for its product candidates. The unaudited condensed consolidated financial statements include the accounts of the Company and Metacrine, Pty Ltd. The functional currency of both the Company and Metacrine, Pty Ltd is the U.S. dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. Intercompany accounts and transactions have been eliminated in consolidation.

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable regulations of the U.S. Securities and Exchange Commission (“SEC”). The Company’s unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on March 18, 2021. Certain amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to their current year presentation.

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

Liquidity and Capital Resources

From its inception through March 31, 2021, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital, researching, discovering and developing its pipeline in FXR and other drug targets, and general and administrative support for these operations and has funded its operations primarily with the net proceeds from the issuance of convertible preferred stock, common stock, and long-term debt. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $135.5 million and $120.7 million as of March 31, 2021 and December 31, 2020, respectively. Management expects the Company will incur substantial operating losses for the foreseeable future in order to complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company will need to raise additional capital through a combination of equity offerings, debt financings, collaborations, and other similar arrangements. The Company’s ability to raise additional capital may be adversely impacted by potential worsening of economic conditions in the United States and worldwide resulting from the COVID-19 pandemic. If the disruption persists and deepens, the Company could experience an inability to access additional capital. As of March 31, 2021, the Company had available cash, cash equivalents, and short-term investments of $84.5 million and working capital of $85.5 million to fund future operations. Management has prepared cash flow forecasts which indicate that, based on the Company’s current cash resources available and working capital, the Company will have sufficient resources to fund its operations for at least one year after the date the financial statements are issued.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. Significant estimates in the Company’s unaudited condensed consolidated financial statements include accruals for research and development expenses and stock-based compensation. These estimates and assumptions are based on current facts, historical experience, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Short-Term Investments

Short-term investments primarily consist of commercial paper, corporate debt securities, and U.S. government and agency bonds. The Company has classified these investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all short-term investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying unaudited condensed consolidated balance sheets. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. Short-term investments are reported at their estimated fair value. The Company reviews its short-term investments in unrealized loss positions at each reporting date to assess whether the decline in their fair value is due to credit-related factors. The credit portion of unrealized losses and any subsequent improvements are recorded in other income (expense) through an allowance account. Unrealized gains and losses that are not credit-related are included in other comprehensive (income) loss as a component of stockholders’ equity until realized. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

carrying amount of the assets exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses during the three months ended March 31, 2021 and 2020.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses, to improve financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance will become effective for the Company beginning January 1, 2023, with early adoption permitted. The Company early adopted ASU No. 2016-13 during the first quarter of 2021. The standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU No. 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also improves consistent application by clarifying and amending existing guidance. The Company adopted ASU No. 2019-12 during the first quarter of 2021. The standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	March 31,
	2021	2020
Common stock options	3,688,965	1,769,104
Unvested common stock	25,285	144,514
Common stock warrant	23,122	—
Preferred stock warrant	—	23,122
Convertible preferred stock	—	16,685,014
Total	3,737,372	18,621,754

Note 2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid research and development	$4,770	$4,473
Prepaid expenses	1,011	610
Other current assets	283	570
Interest receivable	193	194
Total prepaid expenses and other current assets	$6,257	$5,847

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Laboratory equipment	$1,104	$1,104
Computer equipment and software	215	215
Furniture and fixtures	178	178
Leasehold improvements	146	146
Property and equipment, gross	1,643	1,643
Less accumulated depreciation and amortization	(1,088)	(1,009)
Property and equipment, net	$555	$634

Depreciation expense was $0.1 million for each of the three months ended March 31, 2021 and 2020.

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued research and development	$2,287	$676
Accrued compensation	1,004	1,671
Other accrued liabilities	858	604
Total accrued liabilities	$4,149	$2,951

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

Information related to the Company’s operating lease is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease expense (including variable costs of $88 and $82 during the three months ended March 31, 2021 and 2020)	$285	$279
Cash paid for amounts included in the measurement of lease liabilities	$209	$180

As of March 31, 2021 and December 31, 2020, the remaining lease term of the Company’s operating lease was 24 months and 27 months, respectively. As of March 31, 2021 and December 31, 2020, the discount rate on the Company’s operating lease was 8.0%.

Future minimum noncancelable operating lease payments and information related to the lease liability are as follows (in thousands):

March 31, 2021
Remaining during 2021	$645
2022	876
2023	183
Total lease payments	1,704
Imputed interest	(132)
Lease liability	1,572
Less current portion of lease liability	762
Lease liability, net of current portion	$810

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

License Agreement with the Salk Institute

In November 2016, the Company and The Salk Institute for Biological Studies (“The Salk”) entered into the Amended and Restated Exclusive FXR License Agreement, which was amended in February 2017 and July 2018, pursuant to which The Salk granted the Company an exclusive, worldwide license to certain FXR related intellectual property to make, use, offer for sale, import, export, and distribute products covered by such intellectual property (“FXR Licensed Products”) and a non-exclusive, worldwide license to use certain technical information to research, develop, test, make, use, offer for sale, import, export and distribute FXR Licensed Products. The Company is required to use commercially reasonable efforts to achieve certain diligence milestones with respect to the FXR Licensed Products, including with respect to developing, producing and selling FXR Licensed Products. The Company is also required to pay The Salk up to $6.5 million in milestone payments upon the completion of certain clinical and regulatory milestones, certain of which payments the Company may defer under certain circumstances. The Company is also obligated to pay The Salk a low single-digit percentage royalty on net sales, with a minimum annual royalty payment due beginning with the first commercial sale of each FXR Licensed Product. The applicable minimum annual royalty payment amount depends on the number of years that have elapsed since the first commercial sale of an FXR Licensed Product and is in the hundreds-of-thousands-of-dollars range. In addition, if the Company chooses to sublicense the FXR Licensed Product to any third parties, the Company must pay to The Salk a low single-digit percentage of all sublicensing revenue. In addition, in the event of a change of control, the Company is required to pay The Salk a low single-digit percentage of any payments and consideration that it receives in consideration of the change of control. The Company has accrued $0.4 million in milestone payments based upon the achievement of certain regulatory milestones as of March 31, 2021.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Note 4. Long-Term Debt

Long-term debt –consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Long-term debt	$10,000	$10,000
Unamortized debt discount	(566)	(628)
Long-term debt, net of debt discount	$9,434	$9,372

On August 27, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”, and all amounts borrowed thereunder the “Term Loan”) with a lender (the “Lender”). The Company borrowed $10.0 million under the Term Loan at the inception of the Loan Agreement. The remaining borrowings available under the Loan Agreement have expired.

The Term Loan bears interest at a floating annual rate equal to the greater of (i) the prime rate used by the Lender plus 2% (5.25% at March 31, 2021 and December 31, 2020, respectively), and (ii) 7.25%. The monthly payments are interest-only until September 1, 2022. Subsequent to the interest-only period, the Term Loan will be payable in equal monthly installments of principal plus accrued and unpaid interest, through the maturity date of September 1, 2023 (“Maturity Date”). In addition, the Company is obligated to pay a final payment fee of 5.25% of the original principal amount of the Term Loan on the Maturity Date. As of March 31, 2021 and December 31, 2020, the final payment fee of $0.5 million has been recorded as a long-term liability. The Company may elect to prepay all, but not less than all, of the Term Loan prior to the Maturity Date, subject to a prepayment fee of up to 3.0% of the then outstanding principal balance. After repayment, no Term Loan amounts may be borrowed again.

The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property. The Loan Agreement includes customary affirmative and negative covenants and also includes standard events of default, including an event of default based on the occurrence of a material adverse event, and a default under any agreement with a third party resulting in a right of such third party to accelerate the maturity of any debt in excess of $0.3 million. The negative covenants include, among others, restrictions on the Company transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. Upon the occurrence and continuance of an event of default, the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. As of March 31, 2021 and December 31, 2020, the Company was in compliance with all applicable covenants under the Loan Agreement.

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

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

initially exercisable for 117,924 shares of Series C convertible preferred stock. The Lender Warrant was automatically converted into a warrant to purchase 23,122 shares of common stock upon completion of the Company’s IPO.

The initial $0.2 million fair value of the Lender Warrant, $0.5 million final payment fee, and $0.3 million of debt issuance costs were recorded as a debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loan. For the three months ended March 31, 2021 and 2020, the Company recognized $0.2 million and $0.3 million of interest expense, including $0.1 million and $0.1 million of debt discount amortization, respectively, in connection with the Loan Agreement. As of March 31, 2021 and December 31, 2020, the Company had an outstanding Term Loan of $10.0 million and accrued interest of $0.1 million, respectively.

Future minimum principal and interest payments under the Term Loan, including the final payment fee, as of March 31, 2021 are as follows (in thousands):

March 31, 2021
Remaining in 2021	$554
2022	4,438
2023	6,949
Total principal and interest payments	11,941
Less interest and final payment fee	(1,941)
Long-term debt	$10,000

Note 5. Fair Value of Financial Instruments

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2021
Assets:
Commercial paper	$27,387	$—	$27,387	$—
Corporate debt securities	16,467	—	16,467	—
U.S. government and agency securities	21,146	—	21,146	—
Total assets measured at fair value	$65,000	$—	$65,000	$—
As of December 31, 2020
Assets:
Commercial paper	$27,136	$—	$27,136	$—
Corporate debt securities	26,506	—	26,506	—
U.S. government and agency securities	18,141	—	18,141	—
Total assets measured at fair value	$71,783	$—	$71,783	$—

Note 6. Short-Term Investments

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following tables summarize short-term investments (in thousands):

	As of March 31, 2021
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$27,387	$—	$—	$27,387
Corporate debt securities	16,472	—	(5)	16,467
U.S. government and agency securities	21,141	5	—	21,146
Total short-term investments	$65,000	$5	$(5)	$65,000

	As of December 31, 2020
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$27,136	$—	$—	$27,136
Corporate debt securities	26,510	—	(4)	26,506
U.S. government and agency securities	18,136	5	—	18,141
Total short-term investments	$71,782	$5	$(4)	$71,783

The following table summarizes the maturities of the Company’s short-term investments at March 31, 2021:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$55,696	$55,693
Due after one year through two years	9,304	9,307
Total short-term investments	$65,000	$65,000

Note 7. Stockholders’ Equity

Equity Incentive Plan

In January 2015, the Company adopted the Metacrine, Inc. 2015 Equity Incentive Plan (as amended, the “2015 Plan”), which provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, and stock appreciation rights to its employees, members of its board of directors, and consultants. In August 2020, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (the “2020 Plan”), which is the successor and continuation of the 2015 Plan. No additional awards may be granted under the 2015 Plan and all outstanding awards under the 2015 Plan remain subject to the terms of the 2015 Plan. As of March 31, 2021, there were 3,166,412 shares authorized and available for issuance under the 2020 Plan.

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

A summary of the Company’s unvested shares and unvested stock liability is as follows (in thousands, except share data):

	Number of Unvested Shares	Unvested Stock Liability
Balance at December 31, 2020	36,492	$27
Vested shares	(11,207)	(8)
Balance at March 31, 2021	25,285	$19

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

A summary of the Company’s stock option activity is as follows (in thousands, except share and per share data):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	3,136,076	$5.23	7.95	$8,963
Granted	783,405	$10.00
Exercised	(228,678)	$2.73
Cancelled	(1,838)	$3.01
Balance at March 31, 2021	3,688,965	$6.40	8.46	$4,132
Vested and expected to vest at March 31, 2021	3,688,965	$6.40	8.46	$4,132
Exercisable at March 31, 2021	871,203	$2.60	6.26	$3,152

The weighted average grant date fair value per share of stock option grants for the three months ended March 31, 2021 and 2020 was $7.34 and $8.01, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 was $1.2 million and $1 thousand, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.6% - 1.0%	0.6% – 0.7%
Expected volatility	88.7% - 89.5%	82.4% – 84.0%
Expected term (in years)	5.8 – 6.07	5.8 – 10.0
Expected dividend yield	0%	0%

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

Employee Stock Purchase Plan

In September 2020, the Company’s Board of Directors and stockholders adopted and approved the 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits eligible employees, who elect to participate in an offering under the ESPP, to contribute up to 15% of their eligible gross compensation towards the purchase of shares of common stock. Eligible employees can purchase up to 20,000 shares of common stock on a given purchase date. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the commencement date of each offering period or the relevant purchase date, whichever is lower. Offerings under the ESPP are approximately two years in duration and consist of four purchase periods that are approximately six months in duration. The ESPP is considered a compensatory plan as defined by the authoritative guidance for stock-based compensation. Stock-based compensation expense attributable to the ESPP was $30 thousand for the three months ended March 31, 2021. As of March 31, 2021, there were 665,059 shares of common stock available for future issuance under the ESPP.

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
General and administrative	$1,026	$285
Research and development	494	218
Total stock-based compensation	$1,520	$503

As of March 31, 2021, unrecognized stock-based compensation cost was $18.7 million, which is expected to be recognized over a remaining weighted average period of approximately 3.1 years.

Common Stock Reserved For Future Issuance

Common stock reserved for future issuance consists of the following:

	March 31,	December 31,
	2021	2020
Common stock options outstanding	3,688,965	3,136,076
Shares available for issuance under equity incentive plans	3,166,412	2,907,742
Shares available for issuance under the ESPP	665,059	405,000
Common stock warrant	23,122	23,122
Total	7,543,558	6,471,940

Note 8. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. As of March 31, 2021, no contributions to the 401(k) plan have been made by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing differentiated therapies for patients with liver and gastrointestinal (“GI”), diseases. Our most advanced program targets the farnesoid X receptor (“FXR”), which is central to modulating liver and GI diseases. FXR agonism has been investigated in large-scale clinical trials and has shown clinically relevant improvements in non-alcoholic steatohepatitis (“NASH”), a liver disease characterized by excess liver fat, inflammation, and fibrosis. We believe that potency, sustained exposure and continuous target engagement are key to optimizing therapeutic benefit with an FXR targeted therapy. Leveraging our extensive chemistry and biology expertise, we have built a proprietary library of over 2,500 FXR compounds, and have selected two novel, oral FXR candidates from a unique chemical scaffold, MET409 and MET642, that have the potential to deliver improved tolerability and therapeutic outcomes. MET409 and MET642 were purposefully designed to be differentiated treatments for NASH as potent, sustained FXR agonists, with the ability to be dosed orally once daily. With our program, we believe we can develop differentiated FXR agonist therapies for NASH and other GI diseases.

We are currently evaluating MET409 in a Phase 2a proof-of-concept trial with empagliflozin in patients with type 2 diabetes and NASH. The trial will enroll up to 120 patients in the United States and we expect to report topline data in the fourth quarter of 2021. MET642 is currently being evaluated in a Phase 2a proof-of-concept clinical trial in patients with NASH. We are planning to report preliminary data from an interim analysis in the fourth quarter of 2021 after approximately 60 patients have completed 16 weeks of treatment. We expect to report topline data from up to 180 patients in the study in the first half of 2022.

We anticipate selecting a candidate of MET409 or MET642 for a Phase 2b monotherapy biopsy trial in NASH as early as in the fourth quarter of 2021, and beginning that trial in the first half of 2022.

To date, we have devoted substantially all of our resources to organizing and staffing our company, business, planning, raising capital, researching, discovering and developing our pipeline in FXR and other drug targets and general and administrative support for these operations. We do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through the private placement of convertible preferred stock, the issuance of long-term debt, and the completion of our IPO. To date, we have raised gross proceeds of approximately $124.8 million from the issuance of convertible preferred stock, $10.0 million under our Loan Agreement with K2 HealthVentures, LLC (“K2”) and $85.0 million from our IPO in September 2020. As of March 31, 2021, we had cash, cash equivalents, and short-term investments of $84.5 million.

We have incurred net losses since our inception. Our net losses were $14.8 million and $8.1 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $135.5 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as product candidates from our FXR program and any future product candidates advance through preclinical studies and clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company.

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
•

external research and development expenses incurred under agreements with contract research organizations (“CROs”) investigative sites and consultants to conduct our preclinical, toxicology and clinical studies;

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

The following table summarizes our research and development expenses allocated by program for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Third-party research and development expenses:
FXR program	$7,491	$3,374
Other research programs	468	538
Total third-party research and development expenses	7,959	3,912
Unallocated expenses	2,898	2,449
Total research and development expenses	$10,857	$6,361

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

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income from our cash, cash equivalents, and short-term investments and interest expense under our loan agreement.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In Thousands)	2021	2020	Change
Operating expenses:
Research and development	$10,857	$6,361	$4,496
General and administrative	3,696	1,601	2,095
Total operating expenses	14,553	7,962	6,591
Loss from operations	(14,553)	(7,962)	(6,591)
Other income (expense):
Interest income	36	229	(193)
Interest expense	(244)	(253)	9
Other expense	(7)	(126)	119
Total other (income) expense	(215)	(150)	(65)
Net loss	$(14,768)	$(8,112)	$(6,656)

Research and Development Expenses. Research and development expenses were $10.9 million and $6.4 million for the three months ended March 31, 2021 and 2020. The increase in research and development expenses of $4.5 million when comparing the three months ended March 31, 2021 and 2020 was primarily due to increases of $4.7 million in clinical trial expenses and $0.3 million in toxicology expenses related to our FXR program and $0.3 million in non-cash stock-based compensation. The increase in research and development expenses was partially offset by a decrease in manufacturing expenses of $0.9 million.

General and Administrative Expenses. General and administrative expenses were $3.7 million and $1.6 million for the three months ended March 31, 2021 and 2020. The increase in general and administrative expenses of $2.1 million when comparing the three months ended March 31, 2021 and 2020 was primarily due to increases of $1.3 million in personnel costs, which included $0.7 million in non-cash stock-based compensation, and $0.8 million in consulting, professional services, and other public company related expenses.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2021, we had cash, cash equivalents, and short-term investments of $84.5 million.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(12,170)	$(8,602)
Investing activities	6,611	5,673
Financing activities	623	(9)
Net decrease in cash and cash equivalents	$(4,936)	$(2,938)

Operating Activities

Net cash used in operating activities was $12.2 million and $8.6 million for the three months ended March 31, 2021 and 2020, respectively. The net cash used in operating activities during the three months ended March 31, 2021 was primarily due to our net loss of $14.8 million, adjusted for $2.0 million of non-cash charges and $0.6 million from changes in operating assets and liabilities. Non-cash charges for the three months ended March 31, 2021 primarily consisted of $1.5 million of stock-based compensation, $0.2 million of amortization on our right-of-use asset, and $0.3 million in other non-cash charges.

Net cash used in operating activities for the three months ended March 31, 2020 was primarily due to our net loss of $8.1 million and $1.3 million from changes in operating assets and liabilities, adjusted for $0.8 million of non-cash charges. Non-cash charges for the three months ended March 31, 2020 primarily consisted of $0.5 million of stock-based compensation, $0.2 million of amortization on our right-of-use asset, and $0.1 million in other non-cash charges.

Investing Activities

Net cash provided by investing activities of $6.6 million for the three months ended March 31, 2021 was due primarily to sales and maturities of short-term investments of $19.4 million, partially offset by purchases of short-term investments of $12.8 million.

Net cash provided by investing activities of $5.7 million for the three months ended March 31, 2020 was due primarily to sales and maturities of short-term investments of $13.7 million, partially offset by purchases of short-term investments of $7.9 million and purchases of property and equipment of $0.1 million.

Financing Activities

Net cash provided by financing activities of $0.6 million for the three months ended March 31, 2021 was due primarily to proceeds from exercises of common stock options.

Net cash used in financing activities of $9 thousand for the three months ended March 31, 2020 was due primarily to the payment of initial public offering costs.

Loan Agreement

We borrowed $10.0 million from our Loan Agreement with K2 in August 2019, as amended in March 2020. The remaining borrowings available under the Loan Agreement have expired.

The Term Loan bears interest at a floating annual rate equal to the greater of (i) the prime rate used by lender plus 2.0% (resulting in an interest rate of 5.25% at March 31, 2021 and December 31, 2020), and (ii) 7.25%. The monthly payments are interest-only until September 1, 2022. Subsequent to the interest-only period, the Term Loan will be payable in equal monthly installments of principal plus accrued and unpaid interest, through September 1, 2023, the Term Loan Maturity Date. In addition, we are obligated to pay a final payment fee of 5.25% of the original principal amount of the Term Loan at the maturity date. We may elect to prepay all, but not less than all, of the term loan prior to the maturity date, subject to a prepayment fee of up to 3.0% of the then outstanding principal balance. After repayment, no term loan amounts may be borrowed again.

Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, other than our intellectual property. The loan agreement includes customary affirmative and negative covenants and also includes standard events of default, including an event of default based on the occurrence of a material adverse event, and a default under any agreement with a third party resulting in a right of such third party to accelerate the maturity of any debt in excess of $0.3 million. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. Upon the occurrence and continuance of an event of default, the lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement. As of March 31, 2021, we were in compliance with all applicable covenants under the Loan Agreement.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of all stock option grants using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the fair value of the underlying common stock on the date of grant, the risk-free interest rate, the expected stock price volatility, the expected term of stock options, and the expected dividend yield. Before the closing of our IPO, we were required to estimate the fair value of the common stock underlying our stock-based awards when performing fair value calculations. Our determinations of the fair value of our common stock were made using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately Held Company Equity Securities Issued as Compensation, or the Practice Aid. Since the completion of our IPO, the fair value of equity awards have been determined based upon our closing stock price on The Nasdaq Global Market on the date of grant.

Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted the three months ended March 31, 2021 and 2020. As of March 31, 2021, the unrecognized stock-based compensation expense relating to stock options was $18.7 million and is expected to be recognized over a weighted average period of approximately 3.1 years.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2021, our cash, cash equivalents, and short-term investments consisted of cash, money market funds, commercial paper, corporate debt securities and U.S. government and agency securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature and low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Our outstanding long-term debt bears interest at a floating annual rate equal to the greater of (i) the prime rate used by Lender plus 2.0% (5.25% at March 31, 2021), and (ii) 7.25%. The impact of a 10% change in market interest rates would be less than $0.1 million annually and would not have a material impact on our financial condition and/or results of operations.

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

ITEM 1A. RISK FACTORS

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report and our other filings with the Securities and Exchange Commission before making investment decisions regarding our common stock.

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

Investing in our common stock is speculative and involves a high degree of risk. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in the Annual Report

Risk Factors

Risks Related to Our Business and to the Discovery, Development and Regulatory Approval of MET409, MET642 and Future Product Candidates

We are an early stage biopharmaceutical company with a very limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.*

We are an early stage biopharmaceutical company with a very limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. We were incorporated in 2014 and commenced operations in 2015. To date, our operations have been limited to organizing and staffing our company, business planning, raising capital, researching, discovering and developing our pipeline in FXR and other drug targets, and general and administrative support for these operations. Our product candidates, MET409 and MET642, are in early clinical development, while our other research and development programs are in the discovery stage. We have not yet demonstrated an ability to successfully complete any late stage clinical trials and have never completed the development of any product candidate. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the three months ended March 31, 2021 and 2020, our net losses were $14.8 million and $8.1 million, respectively. As of March 31, 2021, we had an accumulated deficit of $135.5 million. We expect to incur increasing levels of operating losses for the foreseeable future as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of MET409 and MET642, and incur the additional costs of operating as a public company. We expect that it will be several years, if ever, before we have a product candidate ready for potential regulatory approval and commercialization. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially during the next few years. The development of biopharmaceutical product candidates is capital intensive. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. We believe that the net proceeds from our initial public offering, together with our cash and cash equivalents at March 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in the progress of our drug development activities and changes in regulation of what is necessary to develop a therapy for NASH and obtain approval. Our future capital requirements will depend on many factors, including:

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

In August 2019, we entered into a loan and security agreement, or the loan agreement, with K2, as amended in March 2020. We borrowed $10.0 million in the first tranche under the loan agreement. Our obligations under the loan agreement are secured by a security interest in substantially all of our assets, other than our intellectual property. The loan agreement includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our stockholders may consider beneficial. In addition, K2 could declare a default upon the occurrence of any event that it interprets could have material adverse effect, as defined in the loan agreement. Upon the occurrence and continuance of an event of default, K2 may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement. Any declaration by K2 of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we may rely in part on preclinical, clinical and quality data generated by CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase.

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

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations.*

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. The COVID-19 pandemic has resulted in governments implementing numerous containment measures, such as travel bans and restrictions, particularly quarantines, stay at home orders and business limitations and shutdowns.

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

A patent term extension based on regulatory delay may be available in the United States. Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, only a single patent can be extended for each FDA approved product as compensation for the patent term lost during the FDA regulatory review process, and any patent can be extended only once, for a single product. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of March 31, 2021, we had 39 full-time employees. As we advance our research and development programs, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

Our internal information technology systems, or those of our third-party CROs, contractors, consultants or others who process sensitive information on our behalf, may fail or suffer security breaches, loss or leakage of data and other compromises, any of which could result in a material disruption of our product candidates’ development programs, compromise sensitive information related to our business or prevent us from accessing such information, expose us to liability or otherwise adversely affect our business.*

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we may collect, store, transmit, or otherwise process information (including but not limited to intellectual property, proprietary business information and personal data of employees, clinical trial participants and others). It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. We also have outsourced certain of our operations to third parties, and as a result we manage a number of third-parties who have access to our information.

Given our (and that of our third-party CROs, contractors, consultants or others who process sensitive information on our behalf) information technology systems’ size and complexity and the increasing amounts of information that they maintain, these systems are potentially vulnerable to breakdown, damage or disruptions caused by several potential sources, such as corruption, system malfunction, natural disasters, public health epidemics (such as the COVID-19 pandemic), terrorism, war, telecommunication and electrical failures, fraudulent activity, cyber-attacks by sophisticated nation-state and nation-state supported actors, as well as security breaches from inadvertent or intentional actions (such as theft or error) by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware (such as malicious code, viruses and worms), phishing attacks, ransomware, denial-of-service attacks, social engineering schemes and other means that affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure as well as lead to unauthorized access, disclosure or acquisition of information. The techniques used to sabotage or to obtain unauthorized access to our information technology systems or those upon whom we rely to process our information change frequently, and we have not always been able in the past and may be unable in the future to anticipate such techniques or implement adequate preventative measures or to stop security breaches in all instances. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our information technology systems, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss. Third parties may also attempt to and successfully exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities utilized by us or our third-party CROs, contractors, consultants or others upon whom we rely. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, and/or inappropriate disclosure of, or inappropriate access to information, we could incur liability and reputational damage and the further development and commercialization of our drug candidates could be delayed.

We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our or our vendors’ information technology systems or security breaches could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, information (including trade secrets or other intellectual property, proprietary business information and personal data), which could result in financial, legal, business and reputational harm to us.

We may be required to comply with laws, regulations, rules, industry standards, and other legal obligations that require us to maintain the security of personal data. We may also have contractual and other legal obligations to notify collaborators, our clinical trial participants, or other relevant stakeholders of security breaches. Failure to prevent or mitigate cyberattacks could result in unauthorized access to data, including personal data. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. Such disclosures are costly, could lead to negative publicity, may cause our collaborators or other relevant stakeholders to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. In addition, the costs to respond to a cybersecurity event or to mitigate any identified security vulnerabilities could be significant, including costs for remediating the effects of such an event, paying a ransom, restoring data from backups, and conducting data analysis to determine what data may have been affected by the breach. In addition, our efforts to contain or remediate a security breach or any vulnerability exploited to cause a breach may be unsuccessful, and efforts and any related failures to contain or remediate them could result in interruptions, delays, harm to our reputation, and increases to our insurance coverage.

In addition, litigation resulting from security breaches may adversely affect our business. Unauthorized access to our information technology systems could result in litigation with our collaborators, our clinical trial participants, or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur and the confidentiality, integrity or availability of our data or the data of our collaborators were disrupted, we could incur significant liability, which could negatively affect our business and damage our reputation.

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

We may not have adequate insurance coverage.*

We may not have adequate insurance coverage or otherwise protect us from, or adequately mitigate, liabilities or damages. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

We are subject to stringent and changing privacy and information security laws, regulations, standards, policies and contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such data privacy and security obligations could lead to government enforcement actions (which could include civil or criminal fines or penalties), a disruption of our clinical trials or commercialization of our products, private litigation, changes to our business practices, increased costs of operations, and adverse publicity that could otherwise negatively affect our operating results and business. Compliance or the failure to comply with such obligations could increase the costs of our products, could limit their use or adoption, and could otherwise negatively affect our operating results and business.*

Regulation of data (including personal data) is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and security, and the collection, processing, storage, transfer, and use of data. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data. Moreover, we are subject to the terms of our privacy and security policies, representations, certifications, standards, publications, contracts and other obligations to third parties related to data privacy, security and processing. These and other requirements could require us or our collaborators to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our collaborators’ ability to process or use data in order to support the provision of our products, affect our or our collaborators’ ability to offer our products in certain locations, cause regulators to reject, limit or disrupt our clinical trial activities, result in increased expenses, reduce overall demand for our products, and make it more difficult to meet expectations of relevant stakeholders.

We and any potential collaborators may be subject to federal, state and foreign data protection laws and regulations including, without limitation, laws that regulate personal data such as health data. For example, in the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state personal information laws (e.g., the California Consumer Privacy Act of 2018 (“CCPA”)), state data breach notification laws, state health information privacy laws and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure and protection of health-related and other personal data. These laws and regulations could apply to our operations, the operations of our collaborators, or other relevant stakeholders upon whom we depend. In addition, we may obtain personal data (including health information) from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”). Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPPA. Additionally, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In addition, the CCPA became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal data, opt out of certain personal data sharing and receive detailed information about how their personal data is used. The CCPA requires covered businesses to provide new disclosures to California residents. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for clinical trial data and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. It is anticipated that the CCPA will be expanded on January 1, 2023, when the CPRA becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive information, establish restrictions on the retention of personal data, expand the types of data breaches subject to the CCPA’s private right of action and establish a new California Privacy Protection Agency to implement and enforce the new law. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

Foreign data protection laws, such as, without limitation, the EU’s GDPR and EU member state implementing legislation, may also apply to health-related and other personal data that we process, including, without limitation, personal data relating to clinical trial participants. European data protection laws impose strict obligations on the ability to process health-related and other personal data of European data subjects, including in relation to security (which requires the adoption of administrative, physical and technical safeguards designed to protect such information), collection, use and transfer or personal data. European data protection laws may affect our use, collection, analysis, and transfer (including cross-border transfer) of such personal data. These include, without limitation, several requirements relating to transparency related to communications with data subjects regarding the processing of their personal data, obtaining the consent of the individuals to whom the personal data relates, limitations on the retention of personal data, increased requirements pertaining to health data, establishing a legal basis for processing, notification of data processing obligations or security incidents to the competent national data protection authorities and/or data subjects, the security and confidentiality of the personal data, various rights that data subjects may exercise with respect to their personal data, and strict rules and restrictions on the transfer of personal data outside of Europe (including from the European Economic Area (EEA), Switzerland and United Kingdom)..

European data protection laws prohibit, without an appropriate legal basis, the transfer of personal data to countries outside of Europe, such as to the United States, which are not considered relevant authorities to provide an adequate level of data protection. A decision by the Court of Justice of the European Union, or the “Schrems II” ruling, invalidated the EU-U.S. Privacy Shield Framework, and raised questions about whether the European Commission’s Standard Contractual Clauses, or SCCs, one of the primary alternatives to the Privacy Shield, can lawfully be used for personal data transfers from Europe to the United States or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner recently opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of personal data from Switzerland to the U.S. The United Kingdom, whose data protection laws are similar to those of the European Union, has similarly determined that the EU-U.S. Privacy Shield is not a valid mechanism for lawfully transferring personal data from the United Kingdom to the United States. The European Commission recently proposed updates to the SCCs, and additional regulatory guidance has been released that seeks to impose additional obligations on entities that rely on the SCCs. Given that, at present, there are few, if any, alternatives to the SCCs, any transfers by us or our vendors of personal data from Europe may not comply with European data protection laws, which may increase our exposure to such laws’ sanctions for violations of its cross-border transfer restrictions and may prohibit our transfer of European personal data outside of Europe, require that we process personal data only with Europe and may adversely impact our operations, product development and ability to provide our products. Additionally, other countries have passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data.

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

We publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal data, and/or other confidential information. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or contractors fail to comply with our published policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.

Compliance with U.S. federal and state as well as foreign data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure, or perceived failure, to comply with federal, state, and foreign data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties, fines or penalties), private litigation, a diversion of management attention, adverse publicity and negative effects on our operating results and business. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or data protection obligations related to information security or security breaches. Moreover, clinical trial participants or subjects about whom we or our collaborators obtain information, as well as the providers who share this information with us, may limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, contracts, privacy notices, or breached other obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business. Compliance with data protection laws may be time consuming, require additional resources and could result in increased expenses, reduce overall demand for our products and make it more difficult to meet expectations of or commitments to our relevant stakeholders.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.*

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses for tax years beginning on or prior to December 31, 2017 will carry forward to offset future taxable income, if any, until such unused losses expire. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, unused federal losses generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but the deductibility of such federal net operating loss carryforwards, or NOLs, in tax years beginning after December 31, 2020 is limited to 80% of current year taxable income. Also, under the CARES Act, NOLs arising in 2018, 2019 and 2020 can be carried back five years. Many states have similar laws. In addition, both our current and our future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We have not completed a Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation due to the complexity and cost associated with such a study and the fact that there may be additional such ownership changes in the future. As a result, if we earn net taxable income our NOLs generated in tax years beginning before December 31, 2017 may expire prior to being used, our NOLs generated tax years beginning after December 31, 2017 will be subject to a percentage limitation in tax years beginning after December 31, 2020 and, if we undergo an ownership change (or if we previously underwent an ownership change), our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things: (i) introduced a new average manufacturer price definition for drugs and biologics that are inhaled, infused, instilled, implanted or injected and not generally dispensed through retail community pharmacies; (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (iii) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (iv) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts (which through subsequent legislative amendments, was increased to 70% from 50%) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (vi) extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; (vii) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (viii) created a licensure framework for follow on biologic products; and (ix) established a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services (CMS) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Moreover, on December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. On December 18, 2019, the U.S. Court of Appeals for the

5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the Affordable Care Act.  Although the Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law,  which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business..

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect through 2030, unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations. Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, individual states in the United States are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

•

the federal civil and criminal false claims laws, such as the False Claims Act (“FCA”), and civil monetary penalty laws, which imposes significant penalties and can be enforced by private citizens through civil qui tam actions, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment or approval by the federal government, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. For example, pharmaceutical companies have been prosecuted under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Criminal prosecution is also possible for making or presenting a false, fictitious or fraudulent claim to the federal government. Government enforcement agencies and private whistleblowers have investigated pharmaceutical companies for or asserted liability under the FCA for a variety of alleged promotional and marketing activities, such as providing free product to customers with the expectation that the customers would bill federal programs for the product, providing consulting fees and other benefits to physicians to induce them to prescribe products, engaging in promotion for “off-label” uses, and submitting inflated best price information to the Medicaid Rebate Program. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;

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
•

the federal transparency requirements under the Physician Payments Sunshine Act, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to HHS information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives; and

•

analogous state and foreign laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, track and report gifts, compensation and other remuneration provided to physicians, other health care providers and other health care entities, or drug pricing, and/or ensure the registration and compliance of sales personnel and other federal, state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

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

Risks Related to our Common Stock

The trading price of our common stock has been, and in the future, may be volatile and fluctuate substantially or may decline regardless of our operating performance, which could result in substantial losses.*

Prior to the completion of our IPO, there was no public market for our common stock. We cannot assure you that an active or liquid market in our common stock will develop, or if it does develop, it may not be sustainable. Our stock price has been, and in the future, may be volatile. The stock market in general and the market for smaller pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	regulatory or legal developments in the United States and other countries, including changes in the structure of healthcare payment systems;
•	the level of expenses related to future product candidates or clinical development programs;
•	our ability to achieve product development goals in the timeframe we announce;

•	announcements of clinical trial results, regulatory developments, equity offerings, debt financings, acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	the success or failure of our efforts to acquire, license or develop additional product candidates;
•	recruitment or departure of key personnel;
•	the economy as a whole and market conditions in our industry;
•	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	trading activity by a limited number of stockholders who together beneficially own a significant amount of our outstanding common stock;
•	the expiration of market standoff or contractual lock-up agreements;
•	the size of our market float; and
•	any other factors or events, including those described in this “Risk Factors” section.

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

•

provide that special meetings of our stockholders may be called only by the chairman of the board, our Chief Executive Officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and

•

provide that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) and any appellate court therefrom will be the sole and exclusive forum for the following claims or causes of action under the Delaware statutory or common law: (i) any derivative claim or cause of action brought on our behalf; (ii) any claim or cause of action for breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any claim or cause of action against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws (each as may be amended from time to time); (iv) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws (as each may be amended from time to time, including any right, obligation, or remedy thereunder); (v) any claim or cause of action as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; and (vi) any claim or cause of action against us or any of our directors, officers or other employees governed by the internal-affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants; provided, that, this Delaware forum provision set forth in our of our amended and restated certificate of incorporation and amended and restated bylaws will not apply to claims or causes of action brought to enforce a duty or liability created by the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

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

Not applicable.

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

10.1+	Amended and Restated Consulting Agreement by and between the Registrant and Jeff Jonker dated March 10, 2021.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metacrine, Inc.

Date: May 13, 2021	By:	/s/ Preston Klassen
Preston Klassen, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Patricia Millican
Patricia Millican
Chief Financial Officer (Principal Financial and Accounting Officer)