Form 10-Q
period 2021-06-30
Metacrine, Inc.
filed 2021-08-12
CIK 1634379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of outstanding shares of the registrant’s common stock on August 6, 2021 was 26,525,627.

Metacrine, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Metacrine, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$17,147	$24,393
Short-term investments	57,666	71,783
Prepaid expenses and other current assets	4,841	5,847
Total current assets	79,654	102,023
Property and equipment, net	488	634
Operating lease right-of-use asset	1,248	1,579
Total assets	$81,390	$104,236
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$261	$334
Accrued liabilities	6,449	2,951
Current portion of operating lease liability	782	741
Total current liabilities	7,492	4,026
Operating lease liability, net of current portion	605	1,007
Long-term debt, net of debt discount	9,498	9,372
Other long-term liabilities	536	552
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares - 10,000,000 at June 30, 2021 and December 31, 2020, respectively; issued and outstanding shares - none at June 30, 2021 and December 31, 2020, respectively.	-	-
Common stock, $0.0001 par value; authorized shares – 200,000,000 at June 30, 2021 and December 31, 2020, respectively; issued shares – 26,521,080 and 26,005,934 at June 30, 2021 and December 31, 2020, respectively; outstanding shares – 26,505,924 and 25,969,442 at June 30, 2021 and December 31, 2020, respectively.	3	3
Additional paid-in-capital	214,348	210,021
Accumulated other comprehensive income	7	1
Accumulated deficit	(151,099)	(120,746)
Total stockholders’ equity	63,259	89,279
Total liabilities and stockholders’ equity	$81,390	$104,236

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$11,368	$7,395	$22,225	$13,756
General and administrative	3,992	1,793	7,688	3,394
Total operating expenses	15,360	9,188	29,913	17,150
Loss from operations	(15,360)	(9,188)	(29,913)	(17,150)
Other income (expense):
Interest income	27	134	63	363
Interest expense	(247)	(254)	(491)	(507)
Other expense	(5)	(14)	(12)	(140)
Total other income (expense)	(225)	(134)	(440)	(284)
Net loss	$(15,585)	$(9,322)	$(30,353)	$(17,434)
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net	8	106	6	38
Comprehensive loss	$(15,577)	$(9,216)	$(30,347)	$(17,396)
Net loss per share, basic and diluted	$(0.59)	$(3.64)	$(1.16)	$(6.87)
Weighted average shares of common stock outstanding, basic and diluted	26,369,636	2,563,043	26,189,664	2,536,817

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating activities:
Net loss	$(30,353)	$(17,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	154	140
Stock-based compensation	3,106	1,360
Non-cash interest expense	126	141
Amortization (accretion) of premiums/discounts on investments, net	263	(80)
Amortization of right-of-use asset	331	306
Change in fair value of warrant liability	-	120
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,006	(398)
Accounts payable and accrued liabilities	3,425	64
Lease liability	(361)	(275)
Net cash used in operating activities	(22,303)	(16,056)
Investing activities:
Purchases of property and equipment	(8)	(165)
Purchases of short-term investments	(34,681)	(7,944)
Sales and maturities of short-term investments	48,541	25,890
Net cash provided by investing activities	13,852	17,781
Financing activities:
Proceeds from exercise of common stock options	1,059	11
Repurchase of unvested common stock	(1)	(2)
Proceeds from issuance of common stock from employee stock purchase plan	147	-
Payment of initial public offering costs	-	(272)
Net cash provided by (used in) financing activities	1,205	(263)
Net (decrease) increase in cash and cash equivalents	(7,246)	1,462
Cash and cash equivalents at beginning of period	24,393	15,668
Cash and cash equivalents at end of period	$17,147	$17,130
Supplemental disclosure of cash flow information:
Cash paid for interest	$367	$369
Supplemental non-cash investing and financing activities:
Unpaid initial public offering costs	$-	$299
Vesting of common stock	$15	$49

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Unaudited Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2021 and 2020

(In thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2020	—	$—	25,969,442	$3	$210,021	$1	$(120,746)	$89,279
Stock-based compensation	—	—	—	—	3,106	—	—	3,106
Exercise of stock options	—	—	466,811	—	1,059	—	—	1,059
Vesting of early exercised stock options	—	—	21,336	—	15	—	—	15
Issuance of common stock from employee stock purchase plan	—	—	48,335	—	147	—	—	147
Unrealized gain on investment securities	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(30,353)	(30,353)
Balance at June 30, 2021	—	$—	26,505,924	$3	$214,348	$7	$(151,099)	$63,259

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' deficit
Balance at December 31, 2019	85,093,688	$122,465	2,484,848	$—	$5,164	$41	$(83,442)	$(78,237)
Stock-based compensation	—	—	—	—	1,360	—	—	1,360
Exercise of stock options	—	—	18,384	—	11	—	—	11
Vesting of early exercised stock options	—	—	97,141	—	49	—	—	49
Unrealized gain on investment securities	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	(17,434)	(17,434)
Balance at June 30, 2020	85,093,688	$122,465	2,600,373	$—	$6,584	$79	$(100,876)	$(94,213)

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Unaudited Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Three Months Ended June 30, 2021 and 2020

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at March 31, 2021	—	$—	26,209,327	$3	$212,172	$(1)	$(135,514)	$76,660
Stock-based compensation	—	—	—	—	1,586	—	—	1,586
Exercise of stock options	—	—	238,133	—	436	—	—	436
Vesting of early exercised stock options	—	—	10,129	—	7	—	—	7
Issuance of common stock from employee stock purchase plan	—	—	48,335	—	147	—	—	147
Unrealized gain on investment securities	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(15,585)	(15,585)
Balance at June 30, 2021	—	$—	26,505,924	$3	$214,348	$7	$(151,099)	$63,259

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity (deficit)
Balance at March 31, 2020	85,093,688	$122,465	2,534,569	$—	$5,694	$(27)	$(91,554)	$(85,887)
Stock-based compensation	—	—	—	—	857	—	—	857
Exercise of stock options	—	—	17,429	—	8	—	—	8
Vesting of early exercised stock options	—	—	48,375	—	25	—	—	25
Unrealized gain on investment securities	—	—	—	—	—	106	—	106
Net loss	—	—	—	—	—	—	(9,322)	(9,322)
Balance at June 30, 2020	85,093,688	$122,465	2,600,373	$—	$6,584	$79	$(100,876)	$(94,213)

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

Liquidity and Capital Resources

From its inception through June 30, 2021, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital, researching, discovering and developing its pipeline in FXR and other drug targets, and general and administrative support for these operations and has funded its operations primarily with the net proceeds from the issuance of convertible preferred stock, common stock, and long-term debt. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $151.1 million and $120.7 million as of June 30, 2021 and December 31, 2020, respectively. Management expects the Company will incur substantial operating losses for the foreseeable future in order to complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company will need to raise additional capital through a combination of equity offerings, debt financings, collaborations, and other similar arrangements. The Company’s ability to raise additional capital may be adversely impacted by potential worsening of economic conditions in the United States and worldwide resulting from the COVID-19 pandemic. If the disruption persists and deepens, the Company could experience an inability to access additional capital. As of June 30, 2021, the Company had available cash, cash equivalents, and short-term investments of $74.8 million and working capital of $72.2 million to fund future operations. Management has prepared cash flow forecasts which indicate that, based on the Company’s current cash resources available and working capital, the Company will have sufficient resources to fund its operations for at least one year after the date the financial statements are issued.

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

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses during the six months ended June 30, 2021 and 2020.

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Research and Development Costs

All costs of research and development are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, stock-based compensation, external research and development costs incurred under agreements with contract research organizations, investigative sites, and consultants to conduct our preclinical, toxicology and clinical studies, laboratory supplies, costs related to compliance with regulatory requirements, costs related to manufacturing the Company’s product candidates for clinical trials and preclinical studies, facilities, depreciation, and other allocated expenses. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the related goods are delivered or services performed.

The Company has entered into various research and development contracts with clinical research organizations, clinical manufacturing organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying unaudited condensed consolidated balance sheets as prepaid expenses and other current assets. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expenses and expensed as incurred since recoverability of such expenditures is uncertain.

Stock-Based Compensation

The Company recognizes stock-based compensation expense related to stock options, restricted stock units, and shares granted under the Company’s 2020 Employee Stock Purchase Plan (the “ESPP”). Stock-based compensation expense represents the cost of the grant date fair value of the applicable awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The Company estimates the fair value of stock option grants and shares purchased under the ESPP using the Black-Scholes option pricing model. Stock-based compensation expense related to restricted stock units is determined based upon the fair market value of the Company’s stock on the grant date. Stock-based compensation expense is adjusted to reflect forfeitures as they occur.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	June 30,
	2021	2020
Common stock options	3,447,174	3,206,308
Unvested restricted stock units	567,350	—
Unvested common stock	12,461	96,139
Common stock warrant	23,122	—
Preferred stock warrant	—	23,122
Convertible preferred stock	—	16,685,014
Total	4,050,107	20,010,583

Note 2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid research and development	$3,748	$4,473
Prepaid expenses	730	610
Other current assets	282	570
Interest receivable	81	194
Total prepaid expenses and other current assets	$4,841	$5,847

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Laboratory equipment	$1,112	$1,104
Computer equipment and software	215	215
Furniture and fixtures	178	178
Leasehold improvements	146	146
Property and equipment, gross	1,651	1,643
Less accumulated depreciation and amortization	(1,163)	(1,009)
Property and equipment, net	$488	$634

Depreciation expense was $0.1 million for the three months ended June 30, 2021 and 2020, and $0.2 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued research and development	$4,637	$676
Accrued compensation	1,194	1,671
Other accrued liabilities	618	604
Total accrued liabilities	$6,449	$2,951

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

Information related to the Company’s operating lease is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense (including variable costs of $96 and $59 during the three months ended June 30, 2021 and 2020, respectively, and $184, and $141 during the six months ended June 30, 2021 and 2020, respectively)	$294	$257	$579	$536
Cash paid for amounts included in the measurement of lease liabilities	$216	$184	$425	$364

As of June 30, 2021 and December 31, 2020, the remaining lease term of the Company’s operating lease was 21 months and 27 months, respectively. As of June 30, 2021 and December 31, 2020, the discount rate on the Company’s operating lease was 8.0%.

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Future minimum noncancelable operating lease payments and information related to the lease liability are as follows (in thousands):

June 30, 2021
Remaining during 2021	$431
2022	876
2023	183
Total lease payments	1,490
Imputed interest	(103)
Lease liability	1,387
Less current portion of lease liability	782
Lease liability, net of current portion	$605

License Agreement with the Salk Institute

In November 2016, the Company and The Salk Institute for Biological Studies (“The Salk”) entered into the Amended and Restated Exclusive FXR License Agreement, which was amended in February 2017 and July 2018, pursuant to which The Salk granted the Company an exclusive, worldwide license to certain FXR related intellectual property to make, use, offer for sale, import, export, and distribute products covered by such intellectual property (“FXR Licensed Products”) and a non-exclusive, worldwide license to use certain technical information to research, develop, test, make, use, offer for sale, import, export and distribute FXR Licensed Products. The Company is required to use commercially reasonable efforts to achieve certain diligence milestones with respect to the FXR Licensed Products, including with respect to developing, producing and selling FXR Licensed Products. The Company is also required to pay The Salk up to $6.5 million in milestone payments upon the completion of certain clinical and regulatory milestones, certain of which payments the Company may defer under certain circumstances. The Company is also obligated to pay The Salk a low single-digit percentage royalty on net sales, with a minimum annual royalty payment due beginning with the first commercial sale of each FXR Licensed Product. The applicable minimum annual royalty payment amount depends on the number of years that have elapsed since the first commercial sale of an FXR Licensed Product and is in the hundreds-of-thousands-of-dollars range. In addition, if the Company chooses to sublicense the FXR Licensed Product to any third parties, the Company must pay to The Salk a low single-digit percentage of all sublicensing revenue. In addition, in the event of a change of control, the Company is required to pay The Salk a low single-digit percentage of any payments and consideration that it receives in consideration of the change of control. The Company has accrued $0.4 million in milestone payments based upon the achievement of certain regulatory milestones as of June 30, 2021.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Note 4. Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Long-term debt	$10,000	$10,000
Unamortized debt discount	(502)	(628)
Long-term debt, net of debt discount	$9,498	$9,372

On August 27, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”, and all amounts borrowed thereunder the “Term Loan”) with a lender (the “Lender”). The Company borrowed $10.0 million under the Term Loan at the inception of the Loan Agreement. The remaining borrowings available under the Loan Agreement have expired.

The Term Loan bears interest at a floating annual rate equal to the greater of (i) the prime rate used by the Lender plus 2% (5.25% at June 30, 2021 and December 31, 2020), and (ii) 7.25%. The monthly payments are interest-only until September 1, 2022. Subsequent to the interest-only period, the Term Loan will be payable in equal monthly installments of principal plus accrued and unpaid interest, through the maturity date of September 1, 2023 (“Maturity Date”). In addition, the Company is obligated to pay a final payment fee of 5.25% of the original principal amount of the Term Loan on the Maturity Date. As of June 30, 2021 and December 31, 2020, the final payment fee of $0.5 million has been recorded as a long-term liability. The Company may elect to prepay all, but not less than all, of the Term Loan prior to the Maturity Date, subject to a prepayment fee of up to 3.0% of the then outstanding principal balance. After repayment, no Term Loan amounts may be borrowed again.

The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property. The Loan Agreement includes customary affirmative and negative covenants and also includes standard events of default, including an event of default based on the occurrence of a material adverse event, and a default under any agreement with a third party resulting in a right of such third party to accelerate the maturity of any debt in excess of $0.3 million. The negative covenants include, among others, restrictions on the Company transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. Upon the occurrence and continuance of an event of default, the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. As of June 30, 2021 and December 31, 2020, the Company was in compliance with all applicable covenants under the Loan Agreement.

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

The initial $0.2 million fair value of the Lender Warrant, $0.5 million final payment fee, and $0.3 million of debt issuance costs were recorded as a debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loan. For the three months ended June 30, 2021 and 2020, the Company recognized $0.2 million and $0.3 million of interest expense, including $65 thousand and $71 thousand of debt discount amortization, respectively, in connection with the Loan Agreement. For each of the six months ended June 30, 2021 and 2020, the Company recognized $0.5 million of interest expense, including $0.1 million of debt discount amortization. As of June 30, 2021 and December 31, 2020, the Company had an outstanding Term Loan of $10.0 million and accrued interest of $0.1 million, respectively.

Future minimum principal and interest payments under the Term Loan, including the final payment fee, as of June 30, 2021 are as follows (in thousands):

June 30, 2021
Remaining in 2021	$371
2022	4,438
2023	6,949
Total principal and interest payments	11,758
Less interest and final payment fee	(1,758)
Long-term debt	$10,000

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 5. Fair Value of Financial Instruments

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2021
Assets:
Commercial paper	$33,882	$—	$33,882	$—
Corporate debt securities	6,682	—	6,682	—
U.S. government and agency securities	17,102	—	17,102	—
Total assets measured at fair value	$57,666	$—	$57,666	$—
As of December 31, 2020
Assets:
Commercial paper	$27,136	$—	$27,136	$—
Corporate debt securities	26,506	—	26,506	—
U.S. government and agency securities	18,141	—	18,141	—
Total assets measured at fair value	$71,783	$—	$71,783	$—

Note 6. Short-Term Investments

The following tables summarize short-term investments (in thousands):

	As of June 30, 2021
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$33,877	$5	$—	$33,882
Corporate debt securities	6,683	—	(1)	6,682
U.S. government and agency securities	17,099	3	—	17,102
Total short-term investments	$57,659	$8	$(1)	$57,666

	As of December 31, 2020
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$27,136	$—	$—	$27,136
Corporate debt securities	26,510	—	(4)	26,506
U.S. government and agency securities	18,136	5	—	18,141
Total short-term investments	$71,782	$5	$(4)	$71,783

The following table summarizes the maturities of the Company’s short-term investments at June 30, 2021:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$55,363	$55,369
Due after one year through two years	2,296	2,297
Total short-term investments	$57,659	$57,666

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 7. Stockholders’ Equity

Equity Incentive Plan

In January 2015, the Company adopted the Metacrine, Inc. 2015 Equity Incentive Plan (as amended, the “2015 Plan”), which provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, and stock appreciation rights to its employees, members of its board of directors, and consultants. In August 2020, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (the “2020 Plan”), which is the successor and continuation of the 2015 Plan. No additional awards may be granted under the 2015 Plan and all outstanding awards under the 2015 Plan remain subject to the terms of the 2015 Plan. As of June 30, 2021, there were 2,593,615 shares authorized and available for issuance under the 2020 Plan.

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

A summary of the Company’s unvested shares and unvested stock liability is as follows (in thousands, except share amounts):

	Number of Unvested Shares	Unvested Stock Liability
Balance at December 31, 2020	36,492	$27
Vested shares	(21,336)	(15)
Repurchased shares	(2,695)	(1)
Balance at June 30, 2021	12,461	$11

Stock Options

A summary of the Company’s stock option activity is as follows (in thousands, except share and per share amounts):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	3,136,076	$5.23	7.95	$8,963
Granted	984,055	$8.91
Exercised	(466,811)	$2.27
Cancelled	(206,146)	$6.53
Balance at June 30, 2021	3,447,174	$6.60	8.57	$947
Vested and expected to vest at June 30, 2021	3,447,174	$6.60	8.57	$947
Exercisable at June 30, 2021	1,020,384	$4.09	7.43	$758

The weighted average grant date fair value per share of stock option grants for the six months ended June 30, 2021 and 2020 was $6.52 and $8.52, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020 was $1.7 million and $0.2 million, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Six Months Ended June 30,
	2021	2020
Risk-free interest rate	0.6% - 1.1%	0.4% – 0.7%
Expected volatility	87.9% - 89.5%	82.4% – 94.8%
Expected term (in years)	5.5 – 6.07	5.8 – 10.0
Expected dividend yield	0%	0%

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Restricted Stock Units

A summary of the Company’s restricted stock units activity is as follows (in thousands, except share and per share amounts):

	Number of Outstanding Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2020	-	$-
Granted	579,150	$4.09
Released	-	$-
Cancelled	(11,800)	$4.09
Balance at June 30, 2021	567,350	$4.09	$2,156
Vested and expected to vest at June 30, 2021	567,350	$4.09	$2,156

In June 2021, the Company granted 359,100 restricted stock units to certain executives and employees that vest in full upon the achievement of a specified development milestone related to the Company’s FXR program. The Company assesses the probability the development milestone will be achieved on a quarterly basis and recognizes stock-based compensation cost ratably over the requisite service period. The Company determined that achievement of the milestone was probable as of June 30, 2021.

No restricted stock units vested during the three and six months ended June 30, 2021 and 2020.

Employee Stock Purchase Plan

In September 2020, the Company’s Board of Directors and stockholders adopted and approved the 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits eligible employees, who elect to participate in an offering under the ESPP, to contribute up to 15% of their eligible gross compensation towards the purchase of shares of common stock. Eligible employees can purchase up to 20,000 shares of common stock on a given purchase date. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the commencement date of each offering period or the relevant purchase date, whichever is lower. Offerings under the ESPP are approximately two years in duration and consist of four purchase periods that are approximately six months in duration. The ESPP is considered a compensatory plan as defined by the authoritative guidance for stock-based compensation. As of June 30, 2021, there were 616,724 shares of common stock available for future issuance under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative	$1,310	$212	$2,336	$497
Research and development	276	645	770	863
Total stock-based compensation	$1,586	$857	$3,106	$1,360

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of June 30, 2021, the total unrecognized stock-based compensation expense relating to outstanding stock options and restricted stock units was $18.7 million, which is expected to be recognized over a weighted average period of 2.4 years.

Common Stock Reserved For Future Issuance

Common stock reserved for future issuance consists of the following:

	June 30,	December 31,
	2021	2020
Common stock options outstanding	3,447,174	3,136,076
Restricted stock units outstanding	567,350	—
Shares available for issuance under equity incentive plans	2,593,615	2,907,742
Shares available for issuance under the ESPP	616,724	405,000
Common stock warrant	23,122	23,122
Total	7,247,985	6,471,940

Note 8. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. As of June 30, 2021, no contributions to the 401(k) plan have been made by the Company.

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

We are currently evaluating MET409 in a Phase 2a proof-of-concept trial with empagliflozin in patients with type 2 diabetes and NASH. The trial enrolled over 120 patients in the United States and we expect to report topline data in the fourth quarter of 2021. MET642 is currently being evaluated in a Phase 2a proof-of-concept clinical trial in patients with NASH. We are planning to report preliminary data from an interim analysis early in the fourth quarter of 2021 after approximately 60 patients have completed 16 weeks of treatment. We expect to report topline data from up to 180 patients in the study in the first half of 2022.

We anticipate selecting a candidate of MET409 or MET642 for a Phase 2b monotherapy biopsy trial in NASH early in the fourth quarter of 2021, and beginning that trial in the first half of 2022.

To date, we have devoted substantially all of our resources to organizing and staffing our company, business, planning, raising capital, researching, discovering and developing our pipeline in FXR and other drug targets and general and administrative support for these operations. We do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through the private placement of convertible preferred stock, the issuance of long-term debt, and the completion of our IPO. To date, we have raised gross proceeds of approximately $124.8 million from the issuance of convertible preferred stock, $10.0 million under our Loan Agreement with K2 HealthVentures, LLC (“K2”) and $85.0 million from our IPO in September 2020. As of June 30, 2021, we had cash, cash equivalents, and short-term investments of $74.8 million.

We have incurred net losses since our inception. Our net losses were $30.4 million and $17.4 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $151.1 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase substantially as product candidates from our FXR program and any future product candidates advance through preclinical studies and clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise sufficient capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

The following table summarizes our research and development expenses allocated by program for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Third-party research and development expenses:
FXR program	$8,689	$4,632	$16,327	$8,006
Other research programs	391	395	859	933
Total third-party research and development expenses	9,080	5,027	17,186	8,939
Unallocated expenses	2,288	2,368	5,039	4,817
Total research and development expenses	$11,368	$7,395	$22,225	$13,756

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2021	2020	Change	2021	2020	Change
Operating expenses:
Research and development	$11,368	$7,395	$3,973	$22,225	$13,756	$8,469
General and administrative	3,992	1,793	2,199	7,688	3,394	4,294
Total operating expenses	15,360	9,188	6,172	29,913	17,150	12,763
Loss from operations	(15,360)	(9,188)	(6,172)	(29,913)	(17,150)	(12,763)
Other income (expense):
Interest income	27	134	(107)	63	363	(300)
Interest expense	(247)	(254)	7	(491)	(507)	16
Other expense	(5)	(14)	9	(12)	(140)	128
Total other income (expense)	(225)	(134)	(91)	(440)	(284)	(156)
Net loss	$(15,585)	$(9,322)	$(6,263)	$(30,353)	$(17,434)	$(12,919)

Research and Development Expenses. Research and development expenses were $11.4 million and $7.4 million for the three months ended June 30, 2021 and 2020. The increase in research and development expenses of $4.0 million when comparing the three months ended June 30, 2021 and 2020 was primarily due to increases of $5.2 million in clinical trial expenses, partially offset by decreases of $0.6 million in manufacturing expenses, $0.5 million in toxicology expenses, and $0.1 million in personnel costs.

Research and development expenses were $22.2 million and $13.8 million for the six months ended June 30, 2021 and 2020. The increase in research and development expenses of $8.5 million when comparing the six months ended June 30, 2021 and 2020 was primarily due to increases of $9.8 million in clinical trial expenses and $0.2 million in personnel costs. The increase in research and development expenses was partially offset by decreases of $1.4 million in manufacturing expenses and $0.2 million in toxicology expenses.

General and Administrative Expenses. General and administrative expenses were $4.0 million and $1.8 million for the three months ended June 30, 2021 and 2020. The increase in general and administrative expenses of $2.2 million when comparing the three months ended June 30, 2021 and 2020 was primarily due to increases of $0.9 million in personnel costs, which included an increase of $0.7 million in non-cash stock-based compensation, and $1.1 million in consulting, professional services, and other public company related expenses.

General and administrative expenses were $7.7 million and $3.4 million for the six months ended June 30, 2021 and 2020. The increase in general and administrative expenses of $4.3 million when comparing the six months ended June 30, 2021 and 2020 was primarily due to increases of $2.3 million in personnel costs, which included an increase of $1.5 million in non-cash stock-based compensation, and $1.8 million in consulting, professional services, and other public company related expenses.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2021, we had cash, cash equivalents, and short-term investments of $74.8 million.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(22,303)	$(16,056)
Investing activities	13,852	17,781
Financing activities	1,205	(263)
Net (decrease) increase in cash and cash equivalents	$(7,246)	$1,462

Operating Activities

Net cash used in operating activities was $22.3 million and $16.1 million for the six months ended June 30, 2021 and 2020, respectively. The net cash used in operating activities during the six months ended June 30, 2021 was primarily due to our net loss of $30.4 million, adjusted for $4.0 million of non-cash charges and $4.1 million from changes in operating assets and liabilities. Non-cash charges for the six months ended June 30, 2021 primarily consisted of $3.1 million of stock-based compensation, $0.3 million of amortization on our right-of-use asset, $0.3 million of amortization of premiums/discounts on investments, and $0.3 million in other non-cash charges.

Net cash used in operating activities was $16.1 million for the six months ended June 30, 2020 and was primarily due to our net loss of $17.4 million and $0.6 million from changes in operating assets and liabilities, adjusted for $2.0 million of non-cash charges. Non-cash charges for the six months ended June 30, 2020 primarily consisted of $1.4 million of stock-based compensation, $0.3 million of amortization on our right-of-use asset, and $0.3 million in other non-cash charges.

Investing Activities

Net cash provided by investing activities of $13.9 million for the six months ended June 30, 2021 was due primarily to sales and maturities of short-term investments of $48.5 million, partially offset by purchases of short-term investments of $34.7 million.

Net cash provided by investing activities of $17.8 million for the six months ended June 30, 2020 was due primarily to sales and maturities of short-term investments of $25.9 million, partially offset by purchases of short-term investments of $7.9 million and purchases of property and equipment of $0.2 million.

Financing Activities

Net cash provided by financing activities of $1.2 million for the six months ended June 30, 2021 was due primarily to $1.1 million of proceeds from exercises of common stock options and $0.1 million of proceeds from the issuance of shares from our employee stock purchase plan.

Net cash used in financing activities of $0.3 million for the six months ended June 30, 2020 was due primarily to the payment of initial public offering costs.

Loan Agreement

We borrowed $10.0 million from our Loan Agreement with K2 in August 2019, as amended in March 2020. The remaining borrowings available under the Loan Agreement have expired.

The Term Loan bears interest at a floating annual rate equal to the greater of (i) the prime rate used by lender plus 2.0% (resulting in an interest rate of 5.25% at June 30, 2021 and December 31, 2020), and (ii) 7.25%. The monthly payments are interest-only until September 1, 2022. Subsequent to the interest-only period, the Term Loan will be payable in equal monthly installments of principal plus accrued and unpaid interest, through September 1, 2023, the Term Loan Maturity Date. In addition, we are obligated to pay a final payment fee of 5.25% of the original principal amount of the Term Loan at the maturity date. We may elect to prepay all, but not less than all, of the term loan prior to the maturity date, subject to a prepayment fee of up to 3.0% of the then outstanding principal balance. After repayment, no term loan amounts may be borrowed again.

Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, other than our intellectual property. The loan agreement includes customary affirmative and negative covenants and also includes standard events of default, including an event of default based on the occurrence of a material adverse event, and a default under any agreement with a third party resulting in a right of such third party to accelerate the maturity of any debt in excess of $0.3 million. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. Upon the occurrence and continuance of an event of default, the lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement. As of June 30, 2021, we were in compliance with all applicable covenants under the Loan Agreement.

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

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of all stock option grants using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the fair value of the underlying common stock on the date of grant, the risk-free interest rate, the expected stock price volatility, the expected term of stock options, and the expected dividend yield. Before the closing of our IPO, we were required to estimate the fair value of the common stock underlying our stock-based awards when performing fair value calculations. Our determinations of the fair value of our common stock were made using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately Held Company Equity Securities Issued as Compensation. Since the completion of our IPO, the fair value of equity awards have been determined based upon our closing stock price on The Nasdaq Global Market on the date of grant.

Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted the three and six months ended June 30, 2021 and 2020.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2021, our cash, cash equivalents, and short-term investments consisted of cash, money market funds, commercial paper, corporate debt securities and U.S. government and agency securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature and low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Our outstanding long-term debt bears interest at a floating annual rate equal to the greater of (i) the prime rate used by Lender plus 2.0% (5.25% at June 30, 2021), and (ii) 7.25%. The impact of a 10% change in market interest rates would be less than $0.1 million annually and would not have a material impact on our financial condition and/or results of operations.

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

Investing in our common stock is speculative and involves a high degree of risk. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in the Annual Report.

Risk Factors

Risks Related to Our Business and to the Discovery, Development and Regulatory Approval of MET409, MET642 and Future Product Candidates

We are an early stage biopharmaceutical company with a very limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.*

We are an early stage biopharmaceutical company with a very limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. We were incorporated in 2014 and commenced operations in 2015. To date, our operations have been limited to organizing and staffing our company, business planning, raising capital, researching, discovering and developing our pipeline in FXR and other drug targets, and general and administrative support for these operations. Our product candidates, MET409 and MET642, are in early clinical development, while our other research and development programs are in the discovery stage. We have not yet demonstrated an ability to successfully complete any late stage clinical trials and have never completed the development of any product candidate. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the six months ended June 30, 2021 and 2020, our net losses were $30.4 million and $17.4 million, respectively. As of June 30, 2021, we had an accumulated deficit of $151.1 million. We expect to incur increasing levels of operating losses for the foreseeable future as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of MET409 and MET642, and incur the additional costs of operating as a public company. We expect that it will be several years, if ever, before we have a product candidate ready for potential regulatory approval and commercialization. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Before we can market and sell a drug in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials, manage clinical, preclinical and manufacturing activities, obtain necessary regulatory approvals from the U.S. Food and Drug Administration (the “FDA”) and from similar foreign regulatory agencies in other jurisdictions, obtain manufacturing supply, build a commercial organization or enter into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials and/or obtain regulatory approvals and develop sufficient commercial capabilities for MET409, MET642 or any other product candidates. We have not submitted a NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate. Further, a product candidate may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain regulatory approvals, we may never generate significant revenues from any commercial sales of a marketable drug. If one of our product candidates is approved and we fail to successfully commercialize it, we may be unable to generate sufficient revenues to sustain and grow our business and our business, prospects, financial condition and results of operations will be adversely affected.

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

We will need to obtain substantial additional funding to complete the development and any commercialization of MET409, MET642 and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations.*

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially during the next few years. The development of biopharmaceutical product candidates is capital intensive. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise sufficient capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations and cause the price of our common stock to decline. We believe that the net proceeds from our initial public offering, together with our cash and cash equivalents at June 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in the progress of our drug development activities and changes in regulation of what is necessary to develop a therapy for NASH and obtain approval. Our future capital requirements will depend on many factors, including:

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

Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for sale for many years, if at all. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, including through a combination of equity offerings, debt financing, additional borrowings under our loan agreement, collaborations and other similar arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise sufficient capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility.

In August 2019, we entered into a loan and security agreement (the “loan agreement”) with K2, as amended in March 2020. We borrowed $10.0 million in the first tranche under the loan agreement. Our obligations under the loan agreement are secured by a security interest in substantially all of our assets, other than our intellectual property. The loan agreement includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our stockholders may consider beneficial. In addition, K2 could declare a default upon the occurrence of any event that it interprets could have material adverse effect, as defined in the loan agreement. Upon the occurrence and continuance of an event of default, K2 may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement. Any declaration by K2 of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

•

authorization by the FDA to proceed with clinical trials under Investigational New Drug Applications or similar regulatory authorizations by comparable foreign regulatory authorities for our future clinical trials;

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

•	obtaining approval from one or more Institutional Review Boards (“IRBs”);
•	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
•	changes to clinical trial protocol;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of combination therapies for use in clinical trials;
•	subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up;
•	subjects choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;
•	lack of adequate funding to continue the clinical trial;
•	subjects experiencing severe or unexpected drug-related adverse effects;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;

•	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
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
•

third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol Good Clinical Practices (“GCPs”) or other regulatory requirements;

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

We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. Any stay-at-home order and remote work policies may negatively impact productivity, increase risks associated with cyber security, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results, and financial condition.

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

Risks Related to Our Intellectual Property

Our commercial success depends on our ability to obtain and maintain sufficient intellectual property protection for our product candidates and other proprietary technologies.*

Our commercial success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and various foreign jurisdictions such as Europe, China, and Japan with respect to our product candidates, proprietary technologies, and their uses, and the manufacture and formulation thereof, that we develop. If we are unable to obtain and maintain patent protection with respect to our product candidates, proprietary technologies, and their uses, our business, financial condition, results of operations and prospects could be materially harmed. Given that the development of our product candidates, proprietary technologies, and their uses is at an early stage, our intellectual property portfolio with respect to certain aspects of our product candidates and proprietary technologies is also at an early stage.

We generally seek to protect our proprietary position by filing patent applications in the United States, Europe, China, Japan and other foreign jurisdictions related to our product candidates, proprietary technologies and their uses which are important to our business. Our pending and future patent applications cannot be enforced against third parties practicing the technology claimed in such patent applications unless, and until, patents issue from such patent applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. This failure to obtain the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.

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

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected.*

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, that have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa.

Further, we may not be aware of all third-party intellectual property rights potentially relating to our research programs and product candidates, or their intended uses, and as a result the potential impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the potential impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. Because patent applications are maintained as confidential for a certain period of time (for example, patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases, not at all), until the relevant patents and patent applications are published, we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon their patents. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent which might adversely affect our ability to develop and market our products.*

As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. There can be no assurance that our operations do not, or will not in the future, infringe existing or future third-party patents. Identification of third-party patent rights that may be relevant to our operations is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to our research and other operations or necessary for the commercialization of our product candidates in any jurisdiction.

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of third-party pending patent applications and patents. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the U.S. can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or patent applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. As such, there may be third-party pending patent applications or recently revived third-party patents of which we are unaware. These patent applications may later result in issued patents that, or the revival of these previously abandoned patents, will prevent, limit or otherwise interfere with our ability to make, use or sell our products.

The scope of a patent claim is determined by an interpretation of the relevant law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent claim may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

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

We cannot ensure that patent rights relating to inventions described and claimed in our pending patent applications will be issued or that patents based on our patent applications will not be challenged and rendered invalid and/or unenforceable.*

We have patent applications and patents in our portfolio relating to our research programs and product candidates that are pending at the patent offices in the U.S., Europe, China, Japan and other foreign jurisdictions. However, we cannot predict:

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

We cannot be certain that the claims in our pending patent applications directed to our product candidates, as well as technologies relating to our research programs will be considered patentable by the USPTO or by patent offices in foreign countries. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim relevant to our business. There is no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our product candidates. In the event of litigation or administrative proceedings concerning any of our issued patents, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.*

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may allege that we have infringed or misappropriated their intellectual property. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities, and there may be additional delays in such litigation or other legal proceedings due to the ongoing COVID-19 pandemic. Such litigation or other legal proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or other legal proceedings. Some of our competitors may be able to sustain the costs of such litigation or other legal proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other legal proceedings could have a material adverse effect on our ability to compete in the marketplace.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other legal proceedings regarding intellectual property rights with respect to our products candidates. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The scope of patent claims is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, or methods of use either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity of third-party patent claims may be difficult and uncertain. Even if we are successful in these legal proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in defending our rights in these legal proceedings, which could have a material adverse effect on our business and operations, including as a result of additional delays in such legal proceedings due to the ongoing COVID-19 pandemic. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

We may not be able to protect our intellectual property rights throughout the world.*

Patents are of national or regional effect, and although we have three issued United States patents for our product candidate MET409 and one issued United States patent for our product candidate MET642 and pending patent applications in the United States, Europe, China, Japan and other foreign jurisdictions for both MET409 and MET642, filing, prosecuting and defending patents on all of our research programs and product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These competitor products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Various companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary intellectual property rights.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.*

On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law in the United States. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application, including with respect to any delays due to the ongoing COVID-19 pandemic. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patented over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either file any patent application related to our product candidates or invent any of the inventions claimed in our patents or patent applications.

The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent with the use of USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a United States district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a United States district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.*

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents relating to our research programs and product candidates. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws, rules and regulations in the United States and other countries could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be issued or enforced in our patents or in third-party patents. In addition, the U.S. Congress or foreign legislative bodies may pass patent reform legislation that is unfavorable to us.

Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents or patents we might obtain in the future. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained.

Depending on future actions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Obtaining and maintaining patent protection depends on compliance with various procedural requirements, document submissions, fee payments and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.*

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be required to be paid to the USPTO and various foreign patent agencies at various stages over the lifetime of our patents and/or patent applications. We have systems in place to remind us to pay these fees, and we rely on our outside patent annuity service to pay these fees when due. In addition, the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply with these provisions. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance (including as a result of the ongoing COVID-19 pandemic) can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction, including as a result of failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If such an event were to occur, including with respect to the patents and patent applications covering our research programs and product candidates, as well as their respective methods of use, manufacture and formulations thereof, it could have a material adverse effect on our business, as for example, competitors might be able to enter the market earlier than would otherwise have been the case.

We may become subject to claims challenging the inventorship or ownership of our patents and other intellectual property.*

We may be subject to claims that former employees, consultants, independent contractors, collaborators or other third parties have an interest in our patents or other intellectual property as an owner, co-owner, inventor or co-inventor. The failure to name the proper inventors on a patent can result in the patents being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our product candidates or as a result of questions regarding co-ownership of potential joint inventions. Litigation or an alternative dispute resolution such as a mediation or an arbitration may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

If we do not obtain patent term extension for our product candidates, our commercial success may be materially harmed.*

A patent term extension based on regulatory delay may be available in the United States. Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, only a single patent can be extended for each FDA approved product as compensation for the patent term lost during the FDA regulatory review process, and any patent can be extended only once, for a single product. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2021, we had 35 full-time employees. As we advance our research and development programs, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

In addition, the CCPA became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal data, opt out of certain personal data sharing and receive detailed information about how their personal data is used. The CCPA requires covered businesses to provide new disclosures to California residents. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for clinical trial data and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. It is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive information, establish restrictions on the retention of personal data, expand the types of data breaches subject to the CCPA’s private right of action and establish a new California Privacy Protection Agency to implement and enforce the new law. In addition, other states have enacted or proposed data privacy laws. For example, Virginia recently passed its Consumer Data Protection Act and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and go into effect in 2023. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

Foreign data protection laws, such as, without limitation, the EU’s GDPR and EU member state implementing legislation, may also apply to health-related and other personal data that we process, including, without limitation, personal data relating to clinical trial participants. European data protection laws impose strict obligations on the ability to process health-related and other personal data of European data subjects, including in relation to security (which requires the adoption of administrative, physical and technical safeguards designed to protect such information), collection, use and transfer or personal data. European data protection laws may affect our use, collection, analysis, and transfer (including cross-border transfer) of such personal data. These include, without limitation, several requirements relating to transparency related to communications with data subjects regarding the processing of their personal data, obtaining the consent of the individuals to whom the personal data relates, limitations on the retention of personal data, increased requirements pertaining to health data, establishing a legal basis for processing, notification of data processing obligations or security incidents to the competent national data protection authorities and/or data subjects, the security and confidentiality of the personal data, various rights that data subjects may exercise with respect to their personal data, and strict rules and restrictions on the transfer of personal data outside of Europe (including from the European Economic Area (“EEA”), Switzerland and United Kingdom.

European data protection laws prohibit, without an appropriate legal basis, the transfer of personal data to countries outside of Europe, such as to the United States, which are not considered relevant authorities to provide an adequate level of data protection. A decision by the Court of Justice of the European Union, or the “Schrems II” ruling, invalidated the EU-U.S. Privacy Shield Framework, and raised questions about whether the European Commission’s Standard Contractual Clauses (“SCCs”) one of the primary alternatives to the Privacy Shield, can lawfully be used for personal data transfers from Europe to the United States or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner recently opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of personal data from Switzerland to the U.S. The United Kingdom, whose data protection laws are similar to those of the European Union, has similarly determined that the EU-U.S. Privacy Shield is not a valid mechanism for lawfully transferring personal data from the United Kingdom to the United States. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular, applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. However, the nature of these additional measures is currently uncertain. Additionally, the European Commission recently adopted new SCCs that will repeal the SCCs adopted under the Data Protection Directive. This means we will need to update our contracts that involve the transfer of personal data outside of the EEA to the new SCCs. As supervisory authorities issue further guidance on personal data export mechanisms, including on the new SCCs, and/or start taking enforcement action, our compliance costs could increase, we may be subject to complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we conduct clinical trials, this could negatively impact our business.

Further, the UK’s decision to leave the EU, often referred to as Brexit, and ongoing developments in the UK have created uncertainty regarding data protection regulation in the UK. Following December 31, 2020, and the expiry of transitional arrangements between the UK and EU, the data protection obligations of the GDPR continue to apply to UK-related Processing of personal data in substantially unvaried form under the so-called ‘UK GDPR’ (i.e., the GDPR as it continues to form part of UK law by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA. Furthermore, the relationship between the UK and the EEA in relation to certain aspects of data protection law remains uncertain, including with respect to regulation of data transfers between EU member states and the UK. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of United Kingdom immigration control) of personal data from the EEA to the UK to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed, but, only if the UK continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the UK and could intervene at any point if the UK deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the UK will require a valid ‘transfer mechanism’ and we may be required to implement new processes and put new agreements in place, such as SCCs, to enable transfers of personal data from the EEA to the UK to continue.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.*

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses for tax years beginning on or prior to December 31, 2017 will carry forward to offset future taxable income, if any, until such unused losses expire. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”), unused federal losses generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but the deductibility of such federal net operating loss carryforwards (“NOLs”) in tax years beginning after December 31, 2020 is limited to 80% of current year taxable income. Also, under the CARES Act, NOLs arising in 2018, 2019 and 2020 can be carried back five years. Many states have similar laws. In addition, both our current and our future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“the Code”) if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We have not completed a Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation due to the complexity and cost associated with such a study and the fact that there may be additional such ownership changes in the future. As a result, if we earn net taxable income, our NOLs generated in tax years beginning before December 31, 2017 may expire prior to being used, our NOLs generated in tax years beginning after December 31, 2017 will be subject to a percentage limitation in tax years beginning after December 31, 2020 and, if we undergo an ownership change (or if we previously underwent an ownership change), our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposes limits on the usability of California state net operating losses to offset taxable income in tax years beginning after December 31, 2019 and before January 1, 2023. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations. Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation (“MFN”) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register Based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, individual states in the United States are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

10.1+	Metacrine, Inc. Non-Employee Director Compensation Policy, As Amended on May 24, 2021.

10.2+	Metacrine, Inc. 2020 Equity Incentive Plan Forms of RSU Award Grant Notice and RSU Award Agreement.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metacrine, Inc.

Date: August 12, 2021	By:	/s/ Preston Klassen
Preston Klassen, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Patricia Millican
Patricia Millican
Chief Financial Officer (Principal Financial and Accounting Officer)