Form 10-Q
period 2021-09-30
Metacrine, Inc.
filed 2021-11-12
CIK 1634379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of outstanding shares of the registrant’s common stock on November 5, 2021 was 27,314,553.

Metacrine, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Metacrine, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$17,029	$24,393
Short-term investments	44,699	71,783
Prepaid expenses and other current assets	3,852	5,847
Total current assets	65,580	102,023
Property and equipment, net	415	634
Operating lease right-of-use asset	1,077	1,579
Other non-current assets	438	-
Total assets	$67,510	$104,236
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$323	$334
Accrued liabilities	8,770	2,951
Current portion of operating lease liability	804	741
Current portion of long-term debt	459	-
Total current liabilities	10,356	4,026
Operating lease liability, net of current portion	395	1,007
Long-term debt, net of debt discount	9,106	9,372
Other long-term liabilities	531	552
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares - 10,000,000 at September 30, 2021 and December 31, 2020, respectively; issued and outstanding shares - none at September 30, 2021 and December 31, 2020, respectively.	-	-
Common stock, $0.0001 par value; authorized shares – 200,000,000 at September 30, 2021 and December 31, 2020, respectively; issued shares – 26,540,753 and 26,005,934 at September 30, 2021 and December 31, 2020, respectively; outstanding shares – 26,535,218 and 25,969,442 at September 30, 2021 and December 31, 2020, respectively.	3	3
Additional paid-in-capital	216,544	210,021
Accumulated other comprehensive income	2	1
Accumulated deficit	(169,427)	(120,746)
Total stockholders’ equity	47,122	89,279
Total liabilities and stockholders’ equity	$67,510	$104,236

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$14,072	$6,217	$36,297	$19,973
General and administrative	4,007	2,693	11,695	6,087
Total operating expenses	18,079	8,910	47,992	26,060
Loss from operations	(18,079)	(8,910)	(47,992)	(26,060)
Other income (expense):
Interest income	22	82	85	445
Interest expense	(252)	(258)	(743)	(765)
Other income (expense)	(19)	32	(31)	(108)
Total other income (expense)	(249)	(144)	(689)	(428)
Net loss	$(18,328)	$(9,054)	$(48,681)	$(26,488)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net	(5)	(65)	1	(27)
Comprehensive loss	$(18,333)	$(9,119)	$(48,680)	$(26,515)
Net loss per share, basic and diluted	$(0.69)	$(1.41)	$(1.85)	$(6.89)
Weighted average shares of common stock outstanding, basic and diluted	26,521,689	6,436,546	26,300,676	3,845,793

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net loss	$(48,681)	$(26,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	227	217
Stock-based compensation	5,260	3,151
Non-cash interest expense	193	210
Amortization (accretion) of premiums/discounts on investments, net	320	(91)
Amortization of right-of-use asset	502	463
Change in fair value of warrant liability	-	75
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,995	29
Accounts payable and accrued liabilities	5,407	(1,260)
Lease liability	(549)	(427)
Net cash used in operating activities	(35,326)	(24,121)
Investing activities:
Purchases of property and equipment	(8)	(172)
Purchases of short-term investments	(39,176)	(7,944)
Sales and maturities of short-term investments	65,941	37,033
Net cash provided by investing activities	26,757	28,917
Financing activities:
Proceeds from issuance of common stock from initial public offering, net of issuance costs	-	77,750
Proceeds from exercise of common stock options	1,096	69
Repurchase of unvested common stock	(1)	(2)
Deferred issuance costs	(37)	-
Proceeds from issuance of common stock from employee stock purchase plan	147	-
Net cash provided by financing activities	1,205	77,817
Net (decrease) increase in cash and cash equivalents	(7,364)	82,613
Cash and cash equivalents at beginning of period	24,393	15,668
Cash and cash equivalents at end of period	$17,029	$98,281
Supplemental disclosure of cash flow information:
Cash paid for interest	$552	$554
Supplemental non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$-	$122,465
Conversion of convertible preferred stock warrant to common stock warrant	$-	$259
Issuance costs in accounts payable and accrued liabilities	$401	$852
Vesting of common stock	$20	$73

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Unaudited Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2021 and 2020

(In thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2020	—	$—	25,969,442	$3	$210,021	$1	$(120,746)	$89,279
Stock-based compensation	—	—	—	—	5,260	—	—	5,260
Exercise of stock options	—	—	489,179	—	1,096	—	—	1,096
Vesting of early exercised stock options	—	—	28,262	—	20	—	—	20
Issuance of common stock from employee stock purchase plan	—	—	48,335	—	147	—	—	147
Unrealized gain on investment securities	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(48,681)	(48,681)
Balance at September 30, 2021	—	$—	26,535,218	$3	$216,544	$2	$(169,427)	$47,122

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity (deficit)
Balance at December 31, 2019	85,093,688	$122,465	2,484,848	$—	$5,164	$41	$(83,442)	$(78,237)
Issuance of common stock from initial public offering, net of issuance costs	—	—	6,540,000	1	76,897	—	—	76,898
Conversion of preferred stock to common stock from completion of initial public offering	(85,093,688)	(122,465)	16,685,014	2	122,463	—	—	122,465
Conversion of convertible preferred stock warrant to common stock warrant	—	—	—	—	259	—	—	259
Stock-based compensation	—	—	—	—	3,151	—	—	3,151
Exercise of stock options	—	—	54,266	—	69	—	—	69
Vesting of early exercised stock options	—	—	145,360	—	73	—	—	73
Unrealized loss on investment securities	—	—	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	—	—	(26,488)	(26,488)
Balance at September 30, 2020	-	$-	25,909,488	$3	$208,076	$14	$(109,930)	$98,163

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Unaudited Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Three Months Ended September 30, 2021 and 2020

(In thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at June 30, 2021	—	$—	26,505,924	$3	$214,348	$7	$(151,099)	$63,259
Stock-based compensation	—	—	—	—	2,154	—	—	2,154
Exercise of stock options	—	—	22,368	—	37	—	—	37
Vesting of early exercised stock options	—	—	6,926	—	5	—	—	5
Unrealized loss on investment securities	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(18,328)	(18,328)
Balance at September 30, 2021	—	$—	26,535,218	$3	$216,544	$2	$(169,427)	$47,122

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity (deficit)
Balance at June 30, 2020	85,093,688	$122,465	2,600,373	$—	$6,584	$79	$(100,876)	$(94,213)
Issuance of common stock from initial public offering, net of issuance costs	—	—	6,540,000	1	76,897	—	—	76,898
Conversion of preferred stock to common stock from completion of initial public offering	(85,093,688)	(122,465)	16,685,014	2	122,463	—	—	122,465
Conversion of convertible preferred stock warrant to common stock warrant	—	—	—	—	259	—	—	259
Stock-based compensation	—	—	—	—	1,791	—	—	1,791
Exercise of stock options	—	—	35,882	—	58	—	—	58
Vesting of early exercised stock options	—	—	48,219	—	24	—	—	24
Unrealized loss on investment securities	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	(9,054)	(9,054)
Balance at September 30, 2020	-	$-	25,909,488	$3	$208,076	$14	$(109,930)	$98,163

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Metacrine, Inc. (the “Company”) was incorporated in the state of Delaware on September 17, 2014 and is based in San Diego, California. The Company is a clinical-stage biopharmaceutical company focused on building an innovative pipeline of differentiated drugs to treat gastrointestinal and liver diseases.

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

Liquidity and Capital Resources

From its inception through September 30, 2021, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital, researching, discovering and developing its pipeline in FXR, HSD17β13, and other drug targets, and general and administrative support for these operations and has funded its operations primarily with the net proceeds from the issuance of convertible preferred stock, common stock, and long-term debt. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $169.4 million and $120.7 million as of September 30, 2021 and December 31, 2020, respectively. Management expects the Company will incur substantial operating losses for the foreseeable future in order to complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company will need to raise additional capital through a combination of equity offerings, debt financings, collaborations, and other similar arrangements. The Company’s ability to raise additional capital may be adversely impacted by potential worsening of economic conditions in the United States and worldwide resulting from the COVID-19 pandemic. If the disruption persists and deepens, the Company could experience an inability to access additional capital. As of September 30, 2021, the Company had available cash, cash equivalents, and short-term investments of $61.7 million and working capital of $55.2 million to fund future operations. Management has prepared cash flow forecasts which indicate that, based on the Company’s current cash resources available and working capital, the Company will have sufficient resources to fund its operations for at least one year after the date the financial statements are issued.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses during the nine months ended September 30, 2021 and 2020.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	September 30,
	2021	2020
Common stock options	3,418,224	3,332,545
Unvested restricted stock units	552,650	—
Unvested common stock	5,535	47,920
Common stock warrant	23,122	23,122
Total	3,999,531	3,403,587

Note 2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid research and development	$2,715	$4,473
Prepaid expenses	774	610
Other current assets	296	570
Interest receivable	67	194
Total prepaid expenses and other current assets	$3,852	$5,847

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Laboratory equipment	$1,112	$1,104
Computer equipment and software	215	215
Furniture and fixtures	178	178
Leasehold improvements	146	146
Property and equipment, gross	1,651	1,643
Less accumulated depreciation and amortization	(1,236)	(1,009)
Property and equipment, net	$415	$634

Depreciation expense was $0.1 million for each of the three months ended September 30, 2021 and 2020, and $0.2 million for each of the nine months ended September 30, 2021 and 2020, respectively.

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued research and development	$5,986	$676
Accrued compensation	1,683	1,671
Other accrued liabilities	1,101	604
Total accrued liabilities	$8,770	$2,951

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

Information related to the Company’s operating lease is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense (including variable costs of $95 and $83 during the three months ended September 30, 2021 and 2020, respectively, and $279, and $224 during the nine months ended September 30, 2021 and 2020, respectively)	$293	$277	$872	$813
Cash paid for amounts included in the measurement of lease liabilities	$215	$193	$640	$557

As of September 30, 2021 and December 31, 2020, the remaining lease term of the Company’s operating lease was 18 months and 27 months, respectively. As of September 30, 2021 and December 31, 2020, the discount rate on the Company’s operating lease was 8.0%.

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Future minimum noncancelable operating lease payments and information related to the lease liability are as follows (in thousands):

September 30, 2021
Remaining during 2021	$216
2022	876
2023	183
Total lease payments	1,275
Imputed interest	(76)
Lease liability	1,199
Less current portion of lease liability	804
Lease liability, net of current portion	$395

License Agreement with the Salk Institute

In November 2016, the Company and The Salk Institute for Biological Studies (“The Salk”) entered into the Amended and Restated Exclusive FXR License Agreement, which was amended in February 2017 and July 2018, pursuant to which The Salk granted the Company an exclusive, worldwide license to certain FXR related intellectual property to make, use, offer for sale, import, export, and distribute products covered by such intellectual property (“FXR Licensed Products”) and a non-exclusive, worldwide license to use certain technical information to research, develop, test, make, use, offer for sale, import, export and distribute FXR Licensed Products. The Company is required to use commercially reasonable efforts to achieve certain diligence milestones with respect to the FXR Licensed Products, including with respect to developing, producing and selling FXR Licensed Products. The Company is also required to pay The Salk up to $6.5 million in milestone payments upon the completion of certain clinical and regulatory milestones, certain of which payments the Company may defer under certain circumstances. The Company is also obligated to pay The Salk a low single-digit percentage royalty on net sales, with a minimum annual royalty payment due beginning with the first commercial sale of each FXR Licensed Product. The applicable minimum annual royalty payment amount depends on the number of years that have elapsed since the first commercial sale of an FXR Licensed Product and is in the hundreds-of-thousands-of-dollars range. In addition, if the Company chooses to sublicense the FXR Licensed Product to any third parties, the Company must pay to The Salk a low single-digit percentage of all sublicensing revenue. In addition, in the event of a change of control, the Company is required to pay The Salk a low single-digit percentage of any payments and consideration that it receives in consideration of the change of control. The Company has accrued $0.4 million in milestone payments based upon the achievement of certain regulatory milestones as of September 30, 2021.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Note 4. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Long-term debt	$10,000	$10,000
Unamortized debt discount	(435)	(628)
Total debt	9,565	9,372
Current portion of long-term debt	459	-
Long-term debt, net of debt discount	$9,106	$9,372

On August 27, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”, and all amounts borrowed thereunder the “Term Loan”) with a lender (the “Lender”). The Company borrowed $10.0 million under the Term Loan at the inception of the Loan Agreement. As of September 30, 2021 (prior to being amended), the remaining borrowings available under the Loan Agreement had expired.

Prior to being amended in October 2021, the Term Loan bore interest at a floating annual rate equal to the greater of (i) the prime rate used by the Lender plus 2% (5.25% at September 30, 2021 and December 31, 2020), and (ii) 7.25%. The monthly payments were interest-only until September 1, 2022. Subsequent to the interest-only period, the Term Loan would be payable in equal monthly installments of principal plus accrued and unpaid interest, through the maturity date of September 1, 2023 (“Maturity Date”). In addition, the Company is obligated to pay a final payment fee of 5.25% of the original principal amount of the Term Loan on the Maturity Date. As of September 30, 2021 and December 31, 2020, the final payment fee of $0.5 million was recorded as a long-term liability. The Company may elect to prepay all, but not less than all, of the Term Loan prior to the Maturity Date, subject to a prepayment fee of up to 3.0% of the then outstanding principal balance. After repayment, no Term Loan amounts may be borrowed again.

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property. The Loan Agreement includes customary affirmative and negative covenants and also includes standard events of default, including an event of default based on the occurrence of a material adverse event, and a default under any agreement with a third party resulting in a right of such third party to accelerate the maturity of any debt in excess of $0.3 million. The negative covenants include, among others, restrictions on the Company transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. Upon the occurrence and continuance of an event of default, the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. As of September 30, 2021 and December 31, 2020, the Company was in compliance with all applicable covenants under the Loan Agreement.

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

The initial $0.2 million fair value of the Lender Warrant, $0.5 million final payment fee, and $0.3 million of debt issuance costs were recorded as a debt discount and are being amortized to interest expense using the effective interest method over the term of the Term Loan. For each of the three months ended September 30, 2021 and 2020, the Company recognized $0.3 million of interest expense, including $0.1 million of debt discount amortization, respectively, in connection with the Loan Agreement. For each of the nine months ended September 30, 2021 and 2020, the Company recognized $0.7 million and $0.8 million of interest expense, including $0.2 million of debt discount amortization, respectively. As of September 30, 2021 and December 31, 2020, the Company had an outstanding Term Loan of $10.0 million and accrued interest of $0.1 million, respectively.

Future minimum principal and interest payments under the Term Loan, including the final payment fee, as of September 30, 2021 are as follows (in thousands):

September 30, 2021
Remaining in 2021	$185
2022	4,438
2023	6,949
Total principal and interest payments	11,572
Less interest and final payment fee	(1,572)
Long-term debt	$10,000

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 5. Fair Value of Financial Instruments

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2021
Assets:
Commercial paper	$27,987	$—	$27,987	$—
Corporate debt securities	1,404	—	1,404	—
U.S. government and agency securities	15,308	—	15,308	—
Total assets measured at fair value	$44,699	$—	$44,699	$—
As of December 31, 2020
Assets:
Commercial paper	$27,136	$—	$27,136	$—
Corporate debt securities	26,506	—	26,506	—
U.S. government and agency securities	18,141	—	18,141	—
Total assets measured at fair value	$71,783	$—	$71,783	$—

Note 6. Short-Term Investments

The following tables summarize short-term investments (in thousands):

	As of September 30, 2021
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$27,985	$3	$(1)	$27,987
Corporate debt securities	1,405	—	(1)	1,404
U.S. government and agency securities	15,307	2	(1)	15,308
Total short-term investments	$44,697	$5	$(3)	$44,699

	As of December 31, 2020
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$27,136	$—	$—	$27,136
Corporate debt securities	26,510	—	(4)	26,506
U.S. government and agency securities	18,136	5	—	18,141
Total short-term investments	$71,782	$5	$(4)	$71,783

The following table summarizes the maturities of the Company’s short-term investments at September 30, 2021 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$44,697	$44,699
Total short-term investments	$44,697	$44,699

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 7. Stockholders’ Equity

Equity Incentive Plan

In January 2015, the Company adopted the Metacrine, Inc. 2015 Equity Incentive Plan (as amended, the “2015 Plan”), which provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, and stock appreciation rights to its employees, members of its board of directors, and consultants. In August 2020, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (the “2020 Plan”), which is the successor and continuation of the 2015 Plan. No additional awards may be granted under the 2015 Plan and all outstanding awards under the 2015 Plan remain subject to the terms of the 2015 Plan. As of September 30, 2021, there were 2,600,197 shares authorized and available for issuance under the 2020 Plan.

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

A summary of the Company’s unvested shares and unvested stock liability is as follows (in thousands, except share amounts):

	Number of Unvested Shares	Unvested Stock Liability
Balance at December 31, 2020	36,492	$27
Vested shares	(28,262)	(20)
Repurchased shares	(2,695)	(1)
Balance at September 30, 2021	5,535	$6

Stock Options

A summary of the Company’s stock option activity is as follows (in thousands, except share and per share amounts):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	3,136,076	$5.23	7.95	$8,963
Granted	1,000,405	$8.81
Exercised	(489,179)	$2.24
Cancelled	(229,078)	$6.56
Balance at September 30, 2021	3,418,224	$6.62	8.41	$601
Vested and expected to vest at September 30, 2021	3,418,224	$6.62	8.41	$601
Exercisable at September 30, 2021	1,204,210	$4.66	7.51	$510

The weighted average grant date fair value per share of stock option grants for the nine months ended September 30, 2021 and 2020 was $6.45 and $8.41, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020 was $1.8 million and $0.5 million, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.6% - 1.1%	0.4% – 0.7%
Expected volatility	86.2% - 89.5%	82.4% – 94.8%
Expected term (in years)	5.5 – 6.07	5.8 – 10.0
Expected dividend yield	0%	0%

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

Restricted Stock Units

A summary of the Company’s restricted stock units activity is as follows (in thousands, except share and per share amounts):

	Number of Outstanding Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2020	-	$-
Granted	579,150	$4.09
Cancelled	(26,500)	$4.09
Balance at September 30, 2021	552,650	$4.09	$1,896
Vested and expected to vest at September 30, 2021	552,650	$4.09	$1,896

In June 2021, the Company granted 359,100 restricted stock units to certain executives and employees that vest in full upon the achievement of a specified development milestone related to the Company’s FXR program. The Company assesses the probability the development milestone will be achieved on a quarterly basis and recognizes stock-based compensation cost ratably over the requisite service period. The Company determined that achievement of the milestone was probable as of September 30, 2021.

No restricted stock units vested during the three and nine months ended September 30, 2021 and 2020.

Employee Stock Purchase Plan

In September 2020, the Company’s Board of Directors and stockholders adopted and approved the 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits eligible employees, who elect to participate in an offering under the ESPP, to contribute up to 15% of their eligible gross compensation towards the purchase of shares of common stock. Eligible employees can purchase up to 20,000 shares of common stock on a given purchase date. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the commencement date of each offering period or the relevant purchase date, whichever is lower. Offerings under the ESPP are approximately two years in duration and consist of four purchase periods that are approximately six months in duration. The ESPP is considered a compensatory plan as defined by the authoritative guidance for stock-based compensation. As of September 30, 2021, there were 616,724 shares of common stock available for future issuance under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative	$1,528	$1,449	$3,864	$2,312
Research and development	626	342	1,396	839
Total stock-based compensation	$2,154	$1,791	$5,260	$3,151

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of September 30, 2021, the total unrecognized stock-based compensation expense relating to outstanding stock options and restricted stock units was $16.4 million, which is expected to be recognized over a weighted average period of 2.2 years.

Common Stock Reserved For Future Issuance

Common stock reserved for future issuance consists of the following:

	September 30,	December 31,
	2021	2020
Common stock options outstanding	3,418,224	3,136,076
Restricted stock units outstanding	552,650	—
Shares available for issuance under equity incentive plans	2,600,197	2,907,742
Shares available for issuance under the ESPP	616,724	405,000
Common stock warrant	23,122	23,122
Total	7,210,917	6,471,940

Note 8. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. As of September 30, 2021, no contributions to the 401(k) plan have been made by the Company.

Note 9. Subsequent Events

Term Loan Refinancing

On October 1, 2021, the Company entered into a Second Amendment (the “Second Amendment”) to the Loan Agreement, pursuant to which (i) the existing Term Loan was replaced and superseded by new term loan tranches under which the Company may borrow up to an aggregate principal amount of $45.0 million subject to the Company’s achievement of certain milestones, of which the first tranche of $15.0 million was borrowed as of October 1, 2021 (the “Refinancing Term Loans”), refinancing $10.0 million of the Term Loan outstanding prior to the Second Amendment, resulting in an incremental additional $5.0 million of debt, (ii) the Lenders may convert up to $3.0 million of outstanding principal of the term loans into shares of the Company’s common stock at a conversion price of $3.86 per share (the “Conversion Feature”), (iii) the interest-only period is extended initially through July 1, 2023, but may be extended further to January 1, 2024, subject to the Company’s achievement of certain milestones, and (iv) the term loans under the Loan Agreement bear interest at a floating annual rate equal to the greater of 7.75% or the prime rate then in effect plus 4.50%.

In addition, in connection with the entry into the Second Amendment, the Company also issued to the Lender a warrant to purchase an amount of shares of the Company’s common stock equal to (i) the greater of (a) $375,000 and (b) 2.5% multiplied by the aggregate original principal amount of the Refinancing Term Loans made pursuant to the Loan Agreement divided by (ii) $2.86 per share (the “Warrant Price”), with an exercise price equal to the Warrant Price (the “Lender Warrant”). The Lender Warrant is exercisable immediately and expires on October 1, 2031, provided that, under certain circumstances, the Lender Warrant may terminate and expire earlier in connection with the closing of certain acquisition transactions involving the Company. The Lender Warrant provides that the holder thereof may elect to exercise the Lender Warrant on a net “cashless” basis at any time prior to its expiration.

ATM Sales Agreement

On October 4, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”) to sell shares of common stock from time to time through an “at-the-market” equity offering program (the “ATM Offering”) under which SVB Leerink will act as the Company’s agent. The Company has no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. SVB Leerink will be entitled to compensation in an amount of up to 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. A maximum of $50.0 million of shares of common stock may be sold under the Sales Agreement. As of November 5, 2021, the Company has sold 857,819 shares of its common stock under the Sales Agreement at a weighted average price of $1.41 and raised $1.2 million in gross proceeds before deducting underwriter commissions and other offering costs.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing differentiated therapies for patients with gastrointestinal (“GI”) and liver diseases. Our most advanced program targets the farnesoid X receptor (“FXR”), which is central to modulating GI and liver diseases. Leveraging our extensive chemistry and biology expertise, we have built a proprietary library of over 2,500 FXR compounds, and have selected a novel, oral FXR candidate from a unique chemical scaffold, MET642, that has the potential to deliver improved tolerability and therapeutic outcomes.

We intend to pursue development of MET642 for the treatment of Inflammatory Bowel Disease (“IBD”), including Ulcerative Colitis (“UC”) and Crohn’s disease, as we believe FXR plays a key role in the disease process of IBD. FXR is highly expressed by intestinal epithelial cells and plays a key role in healthy intestinal function by maintaining the epithelial barrier, reducing bacterial translocation into the intestinal wall and regulating the innate immune response. FXR-based therapies in IBD address multiple aspects of IBD pathogenesis without the immunosuppression inherent to other advanced-line therapies. We believe an oral, once-daily therapy with an FXR agonist could be an attractive treatment option for UC patients that may prefer oral administration instead of injectable biologics that are cumbersome to administer chronically.

In preclinical animal studies with our FXR agonist product candidates, we have observed statistically significant improvements in colon histology and at levels similar to that of a mouse antibody which targets IL-12/23. The IL-12/23 pathway is the target of current approved biologic therapies. We intend to submit an investigational new drug application (“IND”) in the first half of 2022 and initiate a Phase 2 proof-of concept clinical trial of MET642 for the treatment of UC in the first half 2022.

Until recently, we were also developing two of our FXR agonists, MET409 and MET642, for the treatment of non-alcoholic steatohepatitis (“NASH”), a liver disease characterized by excess liver fat, inflammation and fibrosis. While we believe these two compounds demonstrate potential for differentiated treatments in both monotherapy and combination treatment for NASH, given recent clinical outcomes combined with the significant resources required to pursue further development in NASH, we have chosen to prioritize our efforts and resources towards the development of MET642 in IBD and have discontinued future development of our FXR program in NASH.

Topline results of the recently completed Phase 2a proof-of-concept clinical trial of MET409 with empagliflozin (Jardiance®), in patients with NASH and type 2 diabetes (“T2D”)

In November 2021, we reported topline results from a Phase 2a trial evaluating MET409 in combination with empagliflozin, a sodium-glucose cotransport-2 (“SGLT2”) inhibitor, in patients with T2D and NASH. The Phase 2a trial was a 12-week, randomized, placebo-controlled, multi-center trial that evaluated the safety, tolerability and pharmacological activity, as measured by reductions in liver fat content with magnetic resonance imaging-derived proton density fat fraction (“MRI-PDFF”), changes in low-density lipoprotein cholesterol (“LDL-C”) levels and incidence of pruritus of MET409 (50 mg) and empagliflozin (10 mg) versus individual treatments and placebo. A total of 132 patients were randomized (or approximately 33 per treatment cohort).

MET409, empagliflozin, and combination of the two agents lowered liver fat content, with mean (±SD) relative reductions of 16±45% in the MET409 cohort, 15±22% in the empagliflozin cohort, and 28±33% in the combination cohort, compared with an increase of 3±24% in the placebo arm. These results indicate an additive effect for liver fat reduction with the combination regimen. MET409 achieved greater than 30% liver fat reduction in 50% of patients (16/33), which was found to be statistically significant relative to placebo (p<0.0001), compared with 23% (7/33) in the empagliflozin arm, 47% (14/32) in the combination arm, and 3% (1/33) in the placebo arm.

All regimens were generally well-tolerated, with no treatment-related serious adverse events (“AEs”). Mild-moderate pruritus was reported in 0%-6% of patients across all groups. No pruritus-related treatment discontinuations occurred in any of the cohorts. MET409 treatment resulted in an on-target mean increase in LDL-C of 12%, compared with a 2% decrease in the empagliflozin arm, 9% increase in the combination arm, and no change in the placebo arm.

Interim analysis of the Phase 2a proof-of-concept clinical trial of MET642 in NASH

In October 2021, we reported the interim results from the Phase 2a clinical trial evaluating the efficacy and safety of MET642 in approximately 60 NASH patients after 16 weeks of treatment. The Phase 2a trial is a 16-week, randomized, placebo-controlled, multi-

center trial evaluating the safety, tolerability and pharmacological activity of MET642, as measured by reductions in liver fat content with MRI-PDFF, changes in liver enzymes, LDL-C levels and incidence of pruritus, at 3 mg and 6 mg dose levels.

MET642 lowered liver fat content, with mean relative reductions of 26.9±27.8% in the 3 mg cohort and 9.3±55.8% in the 6 mg cohort, compared with 7.5±21.0% in the placebo arm. Post-hoc comparative assessment of relative liver fat reduction in the interim cohort found the decrease with 3 mg to be statistically significant compared to placebo (p=0.006). MET642 achieved greater than 30% liver fat reduction in 47% of patients (8/17) in the 3 mg cohort and 35% (6/17) in the 6 mg cohort, compared with 12% (2/17) in the placebo arm. Further clarification of the impact on liver fat at the 6 mg dose will require examination of the complete trial data set.

MET642 was generally well-tolerated, with no treatment-related serious AEs. All treatment-related AEs were mild-moderate with no apparent dose relationship. Mild-moderate pruritus was reported in one patient in the 3 mg cohort and one patient in the 6 mg cohort. No pruritus-related treatment discontinuations occurred. MET642 treatment resulted in on-target mean increases in LDL-C of 5% with the 3 mg dose and 19% with the 6 mg dose, versus a decline of 10% with placebo, from baseline to week 16. We expect complete topline results from up to approximately 180 patients from this study in the first half of 2022.

We are also developing small molecule inhibitors of hydroxysteroid dehydrogenase 17b13, or HSD17β13, for the treatment of NASH. HSD17β13 is a genetically validated target for advanced liver disease.

To date, we have devoted substantially all of our resources to organizing and staffing our company, business, planning, raising capital, researching, discovering and developing our pipeline in FXR, HSD17β13, and other drug targets and general and administrative support for these operations. We do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through the private placement of convertible preferred stock, the issuance of long-term debt, and the completion of our IPO. Through September 30, 2021, we have raised gross proceeds of approximately $124.8 million from the issuance of convertible preferred stock, $10.0 million under our Loan Agreement with K2 HealthVentures, LLC (“K2”) and $85.0 million from our IPO in September 2020. As of September 30, 2021, we had cash, cash equivalents, and short-term investments of $61.7 million.

We have incurred net losses since our inception. Our net losses were $48.7 million and $26.5 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $169.4 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase over time as MET642 and any future product candidates advance through preclinical studies and clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company.

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

The following table summarizes our research and development expenses allocated by program for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Third-party research and development expenses:
FXR program	$10,996	$3,620	$27,323	$11,595
Other research programs	405	277	1,264	1,210
Total third-party research and development expenses	11,401	3,897	28,587	12,805
Unallocated expenses	2,671	2,320	7,710	7,168
Total research and development expenses	$14,072	$6,217	$36,297	$19,973

Unallocated expenses consist primarily of our internal personnel related costs, facility costs, and lab supplies.

We plan to incur research and development expenses for the foreseeable future as we continue the development of MET642 and discovery of new product candidates. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials and preclinical studies of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Our development costs may vary significantly based on factors such as:

•	per patient trial costs;
•	the number and scope of preclinical and toxicology studies;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the phase of development of the product candidate; and
•	the efficacy and safety profile of the product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance, and other administrative functions. Other significant costs include facility-related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, investor relations, and insurance. If any of our product candidates receive marketing approval, we anticipate that our general and administrative expenses will increase in the future to support commercialization activities.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income from our cash, cash equivalents, and short-term investments and interest expense under our loan agreement.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2021	2020	Change	2021	2020	Change
Operating expenses:
Research and development	$14,072	$6,217	$7,855	$36,297	$19,973	$16,324
General and administrative	4,007	2,693	1,314	11,695	6,087	5,608
Total operating expenses	18,079	8,910	9,169	47,992	26,060	21,932
Loss from operations	(18,079)	(8,910)	(9,169)	(47,992)	(26,060)	(21,932)
Other income (expense):
Interest income	22	82	(60)	85	445	(360)
Interest expense	(252)	(258)	6	(743)	(765)	22
Other income (expense)	(19)	32	(51)	(31)	(108)	77
Total other income (expense)	(249)	(144)	(105)	(689)	(428)	(261)
Net loss	$(18,328)	$(9,054)	$(9,274)	$(48,681)	$(26,488)	$(22,193)

Research and Development Expenses. Research and development expenses were $14.1 million and $6.2 million for the three months ended September 30, 2021 and 2020. The increase in research and development expenses of $7.9 million when comparing the three months ended September 30, 2021 and 2020 was primarily due to increases of $7.2 million in clinical trial expenses, $0.7 million in manufacturing expenses associated with our FXR program, and $0.4 million in personnel expenses, which included an increase of $0.3 million in non-cash stock-based compensation, partially offset by a decrease of $0.6 million in toxicology study expenses.

Research and development expenses were $36.3 million and $20.0 million for the nine months ended September 30, 2021 and 2020. The increase in research and development expenses of $16.3 million when comparing the nine months ended September 30, 2021 and 2020 was primarily due to increases of $17.1 million in clinical trial expenses, $0.6 million in non-cash stock-based compensation, and $0.2 million in third-party medicinal chemistry services. The increase in research and development expenses was partially offset by decreases of $0.8 million in toxicology study expenses and $0.7 million in manufacturing expenses associated with our FXR program.

General and Administrative Expenses. General and administrative expenses were $4.0 million and $2.7 million for the three months ended September 30, 2021 and 2020. The increase in general and administrative expenses of $1.3 million when comparing the three months ended September 30, 2021 and 2020 was primarily due to increases of $0.6 million in personnel costs, which included an increase of $0.1 million in non-cash stock-based compensation, and $0.6 million in consulting, professional services, and other public company related expenses.

General and administrative expenses were $11.7 million and $6.1 million for the nine months ended September 30, 2021 and 2020. The increase in general and administrative expenses of $5.6 million when comparing the nine months ended September 30, 2021 and 2020 was primarily due to increases of $2.9 million in personnel costs, which included an increase of $1.6 million in non-cash stock-based compensation, and $2.6 million in consulting, professional services, and other public company related expenses.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2021, we had cash, cash equivalents, and short-term investments of $61.7 million.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(35,326)	$(24,121)
Investing activities	26,757	28,917
Financing activities	1,205	77,817
Net (decrease) increase in cash and cash equivalents	$(7,364)	$82,613

Operating Activities

Net cash used in operating activities was $35.3 million and $24.1 million for the nine months ended September 30, 2021 and 2020, respectively. The net cash used in operating activities during the nine months ended September 30, 2021 was primarily due to our net loss of $48.7 million, adjusted for $6.5 million of non-cash charges and $6.9 million from changes in operating assets and liabilities. Non-cash charges for the nine months ended September 30, 2021 primarily consisted of $5.3 million of stock-based compensation, $0.5 million of amortization on our right-of-use asset, $0.3 million of amortization of premiums/discounts on investments, and $0.4 million in other non-cash charges.

Net cash used in operating activities was $24.1 million for the nine months ended September 30, 2020 and was primarily due to our net loss of $26.5 million and $1.7 million from changes in operating assets and liabilities, adjusted for $4.0 million of non-cash charges. Non-cash charges for the nine months ended September 30, 2020 primarily consisted of $3.2 million of stock-based compensation, $0.5 million of amortization on our right-of-use asset, and $0.2 million in depreciation expense, and $0.1 million in other non-cash charges.

Investing Activities

Net cash provided by investing activities of $26.8 million for the nine months ended September 30, 2021 was due primarily to sales and maturities of short-term investments of $65.9 million, partially offset by purchases of short-term investments of $39.2 million.

Net cash provided by investing activities of $28.9 million for the nine months ended September 30, 2020 was due primarily to sales and maturities of short-term investments of $37.0 million, partially offset by purchases of short-term investments of $7.9 million and purchases of property and equipment of $0.2 million.

Financing Activities

Net cash provided by financing activities of $1.2 million for the nine months ended September 30, 2021 was due primarily to $1.1 million of proceeds from exercises of common stock options and $0.1 million of proceeds from the issuance of shares from our employee stock purchase plan.

Net cash provided by financing activities of $77.8 million for the nine months ended September 30, 2020 was due primarily to the net proceeds from the issuance of common stock from our initial public offering.

Loan Agreement

We borrowed $10.0 million from our Loan Agreement with K2 in August 2019, as amended in March 2020 and October 2021. As of September 30, 2021 (prior to being amended), the remaining borrowings available under the Loan Agreement had expired.

Prior to being amended in October 2021, the Term Loan bore interest at a floating annual rate equal to the greater of (i) the prime rate used by lender plus 2.0% (resulting in an interest rate of 5.25% at September 30, 2021 and December 31, 2020), and (ii) 7.25%. The monthly payments were interest-only until September 1, 2022. Subsequent to the interest-only period, the Term Loan would be payable in equal monthly installments of principal plus accrued and unpaid interest, through September 1, 2023, the Term Loan Maturity Date. In addition, we are obligated to pay a final payment fee of 5.25% of the original principal amount of the Term Loan at the maturity date. We may elect to prepay all, but not less than all, of the term loan prior to the maturity date, subject to a prepayment fee of up to 3.0% of the then outstanding principal balance. After repayment, no term loan amounts may be borrowed again.

Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, other than our intellectual property. The loan agreement includes customary affirmative and negative covenants and also includes standard events of default, including an event of default based on the occurrence of a material adverse event, and a default under any agreement with a third party resulting in a right of such third party to accelerate the maturity of any debt in excess of $0.3 million. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. Upon the occurrence and continuance of an event of default, the lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement. As of September 30, 2021, we were in compliance with all applicable covenants under the Loan Agreement.

On October 1, 2021, we entered into a Second Amendment (the “Second Amendment”) to the Loan Agreement, pursuant to which (i) the existing Term Loan was replaced and superseded by new term loan tranches under which we may borrow up to an aggregate principal amount of $45.0 million subject to our achievement of certain milestones, of which the first tranche of $15.0 million was borrowed as of October 1, 2021 (the “Refinancing Term Loans”), refinancing $10.0 million of the Term Loan outstanding prior to the Second Amendment, resulting in an incremental additional $5.0 million of debt, (ii) the Lenders may convert up to $3.0 million of outstanding principal of the term loans into shares of our common stock at a conversion price of $3.86 per share (the “Conversion Feature”), (iii) the interest-only period is extended initially through July 1, 2023, but may be extended further to January 1, 2024, subject to our achievement of certain milestones, and (iv) the term loans under the Loan Agreement bear interest at a floating annual rate equal to the greater of 7.75% or the prime rate then in effect plus 4.50%.

Sales Agreement

On October 4, 2021, we entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”) to sell shares of common stock from time to time through an “at-the-market” equity offering program (the “ATM Offering”) under which SVB Leerink will act as our agent. We have no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. SVB Leerink will be entitled to compensation in an amount of up to 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. A maximum of $50,000,000 of shares of common stock may be sold under the Sales Agreement. As of November 5, 2021, we have sold 857,819 shares of our common stock under the Sales Agreement at a weighted average price of $1.41 and raised $1.2 million in gross proceeds before deducting underwriter commissions and other offering costs.

Funding Requirements

We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In particular, we expect our cash, cash equivalents, and short-term investments, will allow us to fund the initial partial enrollment of a Phase 2 monotherapy clinical trial of MET642 in UC. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

•	the scope, rate of progress and costs of our drug discovery, preclinical development activities, toxicology studies, laboratory testing and clinical trials for our product candidates;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing our product candidates and commercial manufacturing activities;
•	the cost, timing and outcome of regulatory review of our product candidates;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;
•	the costs associated with being a public company;
•	the timing of any milestone and royalty payments to The Salk, or other future licensors;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the cost associated with commercializing our product candidates, if they receive marketing approval.

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic. If the disruption persists and deepens, we could experience an inability to access additional capital. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted the three and nine months ended September 30, 2021 and 2020.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2021, our cash, cash equivalents, and short-term investments consisted of cash, money market funds, commercial paper, corporate debt securities and U.S. government and agency securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature and low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

As of September 30, 2021, our outstanding long-term debt bore interest at a floating annual rate equal to the greater of (i) the prime rate used by Lender plus 2.0% (5.25% at September 30, 2021), and (ii) 7.25%. The impact of a 10% change in market interest rates would be less than $0.1 million annually and would not have a material impact on our financial condition and/or results of operations. In October 2021, such interest rate was amended to equal to the greater of (i) the prime rate then in effect plus 4.50% and (ii) 7.75%.

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

Summary Risk Factors

We may be unable, for many reasons, including those that are beyond our control, to implement our business strategy. In particular, risks associated with our business include:

•

We will need to obtain substantial additional funding to complete the development and any commercialization of MET642 and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations.

•

We are an early stage biopharmaceutical company with a very limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

•

We are highly dependent on the success of our FXR program, which consists of our only product candidate MET642, which is in the early stage of development, and we may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, MET642 in IBD.

•

MET642 is an FXR agonist, a class of drugs from which there are no approved therapies in the diseases for which we are currently pursuing clinical trials. This makes it difficult to predict the timing and costs of clinical development for these product candidates.

•	We are very early in our development efforts and we have limited experience conducting clinical trials in humans.
•	The development and commercialization of drug products is subject to extensive regulation, and we may not obtain regulatory approvals for MET642 in IBD, or any future product candidates.
•

Any delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

•

Some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. This is acutely relevant for our development of MET642 for the treatment of patients with IBD (including UC and Crohn’s disease), diseases for which there are significant competition for clinical trial subjects.

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

Risk Factors

Risks Related to Our Business and to the Discovery, Development and Regulatory Approval of MET642 and Future Product Candidates

We will need to obtain substantial additional funding to complete the development and any commercialization of MET642 and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations.*

Since our inception, we have used substantial amounts of cash to fund our operations. The development of biopharmaceutical product candidates is capital intensive. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We expect to continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise sufficient capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations and cause the price of our common stock to decline. We believe that our cash and cash equivalents at September 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in the progress of our drug development activities and changes in regulation of what is necessary to develop a therapy for IBD and obtain approval. Our future capital requirements will depend on many factors, including:

•	the scope, rate of progress and costs of our drug discovery, preclinical development activities, laboratory testing, toxicology studies and clinical trials for our product candidates;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•	the cost, timing and outcome of regulatory review of our product candidates;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;
•	the costs associated with being a public company;
•	the timing of any milestone and royalty payments to current or future licensors;
•	the extent to which we acquire or in-license other product candidates and technologies;
•	the cost associated with commercializing our product candidates, if they receive marketing approval; and
•	the severity, duration, and impact of the ongoing COVID-19 pandemic, which may exacerbate the magnitude of the factors discussed above.

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

We are an early stage biopharmaceutical company with a very limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.*

We are an early stage biopharmaceutical company with a very limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. We were incorporated in 2014 and commenced operations in 2015. To date, our operations have been limited to organizing and staffing our company, business planning, raising capital, researching, discovering and developing our pipeline in FXR, HSD17β13, and other drug targets, and general and administrative support for these operations. Our only product candidate, MET642, is in early clinical development in IBD, and our other research and development programs are in the discovery stage. We have not yet demonstrated an ability to successfully complete any late stage clinical trials and have never completed the development of any product candidate. In October 2021, we discontinued future development of our FXR program in NASH. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the nine months ended September 30, 2021 and 2020, our net losses were $48.7 million and $26.5 million, respectively. As of September 30, 2021, we had an accumulated deficit of $169.4 million. We expect to incur increasing levels of operating losses over time as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of MET642, and continue to incur the additional costs of operating as a public company. We expect that it will be several years, if ever, before we have a product candidate ready for potential regulatory approval and commercialization. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

We are highly dependent on the success of our FXR program, which consists of our only product candidate MET642, which is in the early stage of development, and we may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, MET642 in IBD. *

Our future success will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize MET642 in IBD, which may never occur. We have no significant product candidates in our pipeline other than MET642. In October 2021, we discontinued future development of our FXR program in NASH. We currently generate no revenues from sales of any drugs and we may never be able to develop or commercialize a marketable drug.

Before we can market and sell a drug in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials, manage clinical, preclinical and manufacturing activities, obtain necessary regulatory approvals from the U.S. Food and Drug Administration (the “FDA”) and from similar foreign regulatory agencies in other jurisdictions, obtain manufacturing supply, build a commercial organization or enter into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials and/or obtain regulatory approvals and develop sufficient commercial capabilities for MET642 or any other product candidates. We have not submitted a NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate. Further, a product candidate may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain regulatory approvals, we may never generate significant revenues from any commercial sales of a marketable drug. If one of our product candidates is approved and we fail to successfully commercialize it, we may be unable to generate sufficient revenues to sustain and grow our business and our business, prospects, financial condition and results of operations will be adversely affected.

MET642 is an FXR agonist, a class of drugs from which there are no approved therapies in the diseases for which we are currently pursuing clinical trials. This makes it difficult to predict the timing and costs of clinical development for this product candidate.*

We have concentrated our product research and development efforts on our FXR agonists, and our future success depends on the successful development of this therapeutic approach to disease. In October 2021, we discontinued future development of our FXR program in NASH. To date, there are no FXR agonists approved for the treatment of the disease for which we are currently pursuing clinical trials. The regulatory approval process for a novel product candidate such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Such evolution may impact our future clinical trial designs, including trial size and approval endpoints, in ways that we cannot predict today. As we advance our product candidate, we will be required to consult with the FDA and equivalent foreign authorities and comply with applicable guidelines. The FDA and equivalent foreign authorities may require that we perform additional studies beyond those that we currently expect. As a result, our expenses could increase materially beyond what we currently anticipate, and the timing of any potential product approval may be delayed. As an example, the FDA has suggested, and we have agreed, to include scans and other blood tests with respect to our Phase 2a clinical trial of MET642 which resulted in increases to our anticipated study costs. In addition, we have not yet submitted an IND to the FDA for our planned Phase 2 proof-of concept clinical trial of MET642 for the treatment of UC, and we cannot be certain that our plans for the trial will be acceptable to the FDA or if they will require additional data or studies. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient revenue to maintain our business.

The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility.*

In August 2019, we entered into a loan and security agreement (the “loan agreement”) with K2, as amended in March 2020 and October 2021. We borrowed $10.0 million in the first tranche under the loan agreement and borrowed an additional $5.0 million in connection with the October 2021 amendment. Our obligations under the loan agreement are secured by a security interest in substantially all of our assets, other than our intellectual property. The loan agreement includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our stockholders may consider beneficial. In addition, K2 could declare a default upon the occurrence of any event that it interprets could have material adverse effect, as defined in the loan agreement. Upon the occurrence and continuance of an event of default, K2 may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement. Any declaration by K2 of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

We are very early in our development efforts and we have limited experience conducting clinical trials in humans.*

We are early in our development efforts and we have limited experience conducting clinical trials in humans and have not yet conducted a clinical trial in IBD. In October 2021, we discontinued future development of our FXR program in NASH. Because of the early stage of our development efforts, we are still in the process of determining the clinical development path forward for MET642 in IBD. To date, MET642 has only been evaluated for safety and toxicology in animals for up to 16 weeks, in completed preclinical studies, MET642 has been evaluated for safety in a 14-day Phase 1 clinical trial and in 60 patients in a 16-week Phase 2a clinical trial. The longer-term toxicity is unknown. We recently completed a nine-month non-human primate GLP toxicology study for MET642 to support longer-term clinical trials. We are conducting an independent review of preliminary findings from such study, which may result in the need for an additional long-term animal toxicology study to support future clinical trials in IBD. We expect the independent review to be completed before the end of 2021. Adverse safety and toxicology findings may emerge as we review the findings from these studies and as we conduct additional studies. The FDA may also require additional studies after their review of safety and toxicology findings. In addition, success in early clinical trials does not mean that later clinical trials will be successful, because later-stage clinical trials may be conducted in broader patient populations and involve different study designs. For instance, the results of our completed Phase 1b proof-of-concept clinical trial of MET409 in NASH patients and preliminary and interim results of our Phase 2a proof-of-concept clinical trials of MET642 in NASH may not be predictive of the results of any future clinical trial, including for other indications such as IBD. Furthermore, our future clinical trials will need to demonstrate sufficient safety and efficacy in larger patient populations for approval by regulatory authorities. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. In addition, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

To date, we have had only limited interactions with the FDA regarding our plans for future MET642 clinical trials and we have not yet submitted an IND to the FDA for our planned Phase 2 proof-of concept clinical trial of MET642 for the treatment of UC. We may not learn of certain information or the amount or type of data that the FDA may require for approval of our product candidates until after we have additional interactions with the FDA, including after their review of safety and toxicology findings. In part because of our limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, we cannot be certain that our clinical trials will be initiated on time, that our planned clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on our ability to successfully complete the above activities and any other activities required for the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will further depend on factors such as:

•	completion of preclinical studies, including ongoing and future long-term toxicology studies;
•	initiation of our planned Phase 2 proof-of-concept clinical trial of MET642 for the treatment of UC;
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

The development and commercialization of drug products is subject to extensive regulation, and we may not obtain regulatory approvals for MET642 in IBD, or any future product candidates.*

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to MET642 as well as any other product candidate that we may develop in the future, are subject to extensive regulation in the United States and foreign jurisdictions. Marketing approval of drug candidates in the United States requires the submission of an NDA to the FDA and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of an NDA for that product. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls.

Regulatory approval of an NDA is not guaranteed, and the approval process is an expensive and uncertain process that may take several years. The FDA and foreign regulatory entities also have substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for NDA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage. The results of preclinical and early clinical trials of our product candidates and other products with the same mechanism of action may not be predictive of the results of our clinical trials. In particular, while we have conducted certain preclinical studies of MET642 and a Phase 1 clinical trial of MET642, we do not know whether MET642 will perform in current and future clinical trials as they have performed in these prior studies, including for other indications such as IBD. For example, in preclinical animal studies with our FXR agonist product candidates, we have observed improvement in colon inflammation on a level similar to a mouse antibody which targets IL-12/23, but there is no guarantee that a similar improvement will be observed in our clinical trials.

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

In the past we have used agents in combination with our product candidates for clinical trials, and we may do so again in future clinical trials. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate. There is also a risk that safety, efficacy, manufacturing or supply issues could arise with the antidiabetic agent that is used in the combination therapy. This could result in our own products being removed from the market or being less successful commercially.

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

The FDA or comparable foreign regulatory authorities may require that we perform additional studies beyond those that we currently expect. As an example, the FDA has suggested, and we have agreed, to include scans and other blood tests with respect to our anticipated Phase 2a clinical trial of MET642 which resulted in increases to our anticipated study costs. In addition, we have not yet submitted an IND to the FDA for our planned Phase 2 proof-of concept clinical trial of MET642 for the treatment of UC, and we cannot be certain that our plans for the trial will be acceptable to the FDA or if they will require additional data or studies. As a result, our expenses could increase materially beyond what we currently anticipate, and the timing of any potential product approval may be delayed. Any such delays in the commencement or completion of our ongoing and planned clinical trials for our product candidates could significantly affect our product development costs. We do not know whether our planned trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. For example, in October 2021, we discontinued future development of our FXR program in NASH. IRBs, Data Safety Monitoring Boards or the FDA may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

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

If we experience delays or difficulties in enrolling patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.*

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. This is acutely relevant for our development of MET642 for the treatment of patients with IBD (including UC and Crohn’s disease), diseases for which there are significant competition for clinical trial subjects. Patient enrollment is also affected by other factors, including:

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

Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon product candidates, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of our product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates, used as a monotherapy or in combination with another medication, could result in the delay, suspension or termination of clinical trials by us, the FDA or other regulatory authorities for a number of reasons. If we elect or are required to delay, suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of the product candidate at issue. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly. For example, in October 2021 we discontinued future development of our FXR program in NASH.

Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate if approved. We may also be required to modify our study plans based on findings in our clinical trials. Many compounds that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

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

We have completed a Phase 1 clinical trials in the Netherlands and Australia, and may conduct additional clinical trials of product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business. *

In 2019, we completed a Phase 1 clinical trial for MET409 in the Netherlands, in December 2020 we completed a Phase 1 clinical trial of MET642 in Australia and in October 2021 we completed a Phase 2a Combination trial of MET409 with empagliflozin in patients with Type 2 diabetes and NASH in the United States. We are currently conducting a Phase 2a clinical trial of MET642 in patients with NASH in the United States.

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

We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us. If their product candidates are shown to be safer or more effective than ours, then our commercial opportunity will be reduced or eliminated.*

The development and commercialization of new products is highly competitive. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop small molecules and biologics for the treatment of liver and GI diseases. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop or that would render any products that we may develop obsolete or non-competitive. Our competitors also may obtain marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Several companies have active research and development programs on FXR and are further along in development than we are with MET642. Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or cheaper than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of our product’s entry. We believe the competitive factors that will determine the success of our programs will be the efficacy, safety, pricing and reimbursement and convenience of our product candidates.

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

Many of our competitors, such as large pharmaceutical and biotechnology companies like Arena Pharmaceuticals, Gossamer Bio, Prometheus Biosciences, and Protagonist Therapeutics have longer operating histories and significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do.

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

Risks Related to Manufacturing and Our Reliance on Third Parties

We contract with third parties for the manufacturing and supply of product candidates for use in preclinical testing and clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.*

We do not have any manufacturing facilities. We produce, in our laboratory, relatively small quantities of compounds for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial supply if any of our product candidates are approved. We currently do not have long-term agreements with any of our third-party manufacturers and do not have any contractual relationships for the manufacture of commercial supplies of any of our product candidates, if they are approved. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. This could be particularly problematic where we rely on a single-source supplier, as is currently the case for the manufacture of the drug substance and the drug product for MET642. In addition, if we were to experience an unexpected loss of supply of our product candidates for any reason, including as a result of manufacturing, supply or storage issues, our business would be harmed, and we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

Furthermore, all entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for MET642 and future product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA on a timely basis and must adhere to the FDA’s GLP regulations and cGMP regulations enforced by the FDA through its facilities inspection program. Comparable foreign regulatory authorities may require compliance with similar requirements. The facilities and quality systems of our third-party contractor manufacturers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of our product candidates. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP regulations, but we are nevertheless responsible for their failures to comply with applicable laws and regulations, including cGMP.

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

Additionally, our third-party manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, or unstable political environments, or health pandemics or epidemics such as the ongoing COVID-19 pandemic. For example, many of our raw materials for manufacture of MET642 are produced in Europe, which could impact our ability to manufacture and supply material for clinical and commercial supply. If our contract manufacturers were to encounter any manufacturing difficulties or delays due to these factors, our ability to provide our product candidates to patients in clinical trials, or to provide product for treatment of patients if and when approved, would be jeopardized.

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

We may not be able to protect our intellectual property rights throughout the world.*

Patents are of national or regional effect, and although we have one issued United States patent for our product candidate MET642 and pending patent applications in the United States, Europe, China, Japan and other foreign jurisdictions for MET642, filing, prosecuting and defending patents on all of our research programs and product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These competitor products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2021, we had 35 full-time employees. As we advance our research and development programs, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

Given our (and that of our third-party CROs, contractors, consultants or others who process sensitive information on our behalf) information technology systems’ size and complexity and the increasing amounts of information that they maintain, these systems are potentially vulnerable to breakdown, damage or disruptions caused by several potential sources, such as corruption, system malfunction, natural disasters, public health epidemics (such as the COVID-19 pandemic), terrorism, war, telecommunication and electrical failures, fraudulent activity, cyber-attacks by sophisticated nation-state and nation-state supported actors, as well as security breaches from inadvertent or intentional actions (such as theft or error) by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware (such as malicious code, viruses and worms), phishing attacks, denial-of-service attacks, social engineering schemes and other means that affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure as well as lead to unauthorized access, disclosure or acquisition of information. Similarly, ransomware attacks, including those perpetrated by organized criminal actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impacts of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. The techniques used to sabotage or to obtain unauthorized access to our information technology systems or those upon whom we rely to process our information change frequently, and we have not always been able in the past and may be unable in the future to anticipate such techniques or implement adequate preventative measures or to stop security breaches in all instances. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our information technology systems, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss. Third parties may also attempt to and successfully exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities utilized by us or our third-party CROs, contractors, consultants or others upon whom we rely. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, and/or inappropriate disclosure of, inappropriate access to information, or other compromise, we could incur liability and reputational damage and the further development and commercialization of our drug candidates could be delayed.

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

In addition, the CCPA became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal data, opt out of certain personal data sharing and receive detailed information about how their personal data is used. The CCPA requires covered businesses to provide new disclosures to California residents. The CCPA provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for clinical trial data and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. It is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive information, establish restrictions on the retention of personal data, expand the types of data breaches subject to the CCPA’s private right of action and establish a new California Privacy Protection Agency to implement and enforce the new law. In addition, other states have enacted or proposed data privacy laws. For example, Virginia recently passed its Consumer Data Protection Act and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and go into effect in 2023. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

Foreign data protection laws, such as, without limitation, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) and EU member state implementing legislation, may also apply to health-related and other personal data that we process, including, without limitation, personal data relating to clinical trial participants. European data protection laws impose strict obligations on the ability to process health-related and other personal data of European data subjects, including in relation to security (which requires the adoption of administrative, physical and technical safeguards designed to protect such information), collection, use and transfer or personal data. European data protection laws may affect our use, collection, analysis, and transfer (including cross-border transfer) of such personal data. These include, without limitation, several requirements relating to transparency related to communications with data subjects regarding the processing of their personal data, obtaining the consent of the individuals to whom the personal data relates, limitations on the retention of personal data, increased requirements pertaining to health data, establishing a legal basis for processing, notification of data processing obligations or security incidents to the competent national data protection authorities and/or data subjects, the security and confidentiality of the personal data, various rights that data subjects may exercise with respect to their personal data, and strict rules and restrictions on the transfer of personal data outside of Europe (including from the European Economic Area (“EEA”)), Switzerland and United Kingdom (“UK”).

European data protection laws prohibit, without an appropriate legal basis, the transfer of personal data to countries outside of Europe, such as to the United States, which are not considered relevant authorities to provide an adequate level of data protection. A decision by the Court of Justice of the European Union, or the “Schrems II” ruling, invalidated the EU-U.S. Privacy Shield Framework, and raised questions about whether the European Commission’s Standard Contractual Clauses (“SCCs”) one of the primary alternatives to the Privacy Shield, can lawfully be used for personal data transfers from Europe to the United States or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of personal data from Switzerland to the U.S. The UK, whose data protection laws are similar to those of the EU, has similarly determined that the EU-U.S. Privacy Shield is not a valid mechanism for lawfully transferring personal data from the UK to the United States. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular, applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. However, the nature of these additional measures is currently uncertain. Additionally, the European Commission adopted new SCCs that will repeal the SCCs adopted under the Data Protection Directive. This means we may need to update our contracts that involve the transfer of personal data outside of the EEA to the new SCCs. As supervisory authorities issue further guidance on personal data export mechanisms, including on the new SCCs, and/or start taking enforcement action, our compliance costs could increase, we may be subject to complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we conduct clinical trials, this could negatively impact our business.

Further, the UK’s decision to leave the EU, often referred to as Brexit, and ongoing developments in the UK have created uncertainty regarding data protection regulation in the UK. Following December 31, 2020, and the expiry of transitional arrangements between the UK and EU, the data protection obligations of the GDPR continue to apply to UK-related Processing of personal data in substantially unvaried form under the so-called ‘UK GDPR’ (i.e., the GDPR as it continues to form part of UK law by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA. Furthermore, the relationship between the UK and the EEA in relation to certain aspects of data protection law remains uncertain, including with respect to regulation of data transfers between EU member states and the UK. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of United Kingdom immigration control) of personal data from the EEA to the UK to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed, but, only if the UK continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the UK and could intervene at any point if the UK deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the UK will require a valid ‘transfer mechanism’ and we may be required to implement new processes and put new agreements in place, such as SCCs, to enable transfers of personal data from the EEA to the UK to continue, which could disrupt our operations.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.*

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses for tax years beginning on or prior to December 31, 2017 will carry forward to offset future taxable income, if any, until such unused losses expire. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”), unused federal losses generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but the deductibility of such federal net operating loss carryforwards (“NOLs”) in tax years beginning after December 31, 2020 is limited to 80% of current year taxable income. Also, under the CARES Act, NOLs arising in 2018, 2019 and 2020 can be carried back five years. Many states have similar laws. In addition, both our current and our future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“the Code”) if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We have not completed a Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation due to the complexity and cost associated with such a study and the fact that there may be additional such ownership changes in the future. As a result, if we earn net taxable income, our NOLs generated in tax years beginning before January 1, 2018 may expire prior to being used, our NOLs generated in tax years beginning after December 31, 2017 will be subject to a percentage limitation in tax years beginning after December 31, 2020 and, if we undergo an ownership change (or if we previously underwent an ownership change), our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposes limits on the usability of California state net operating losses and certain California tax credits to offset taxable income and taxes, respectively, in tax years beginning after December 31, 2019 and before January 1, 2023. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect through 2030, unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, Congress is considering additional health reform measures as part of the budget reconciliation process.

New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations. Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation (“MFN”) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. At the state level, individual states in the United States are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Risks Related to our Common Stock

The trading price of our common stock has been, and in the future, may be volatile and fluctuate substantially or may decline regardless of our operating performance, which could result in substantial losses.*

Prior to the completion of our IPO, there was no public market for our common stock. We cannot assure you that an active or liquid market in our common stock will develop, or if it does develop, it may not be sustainable. Our stock price has been, and in the future, may be volatile. For example, the market price of our common stock declined significantly as a result of the announcement we made on October 24, 2021. The stock market in general and the market for smaller pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Raising additional capital may cause dilution to our stockholders restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, additional borrowings under our loan agreement, collaborations and other similar arrangements. In October 2021, we filed a shelf registration statement on Form S-3 (Registration No. 333-260023) that allows us to sell up to an aggregate of $150.0 million of our common stock, preferred stock, debt securities and/or warrants, which includes a prospectus covering the issuance and sale of up to $50.0 million of common stock pursuant to an at-the-market (“ATM”) offering program. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Additional debt financing, if available, may involve agreements that include covenants further limiting or restricting our ability to take specific actions beyond those contained in our existing loan agreement, such as further limitations on our ability to incur additional debt, make capital expenditures or declare dividends.

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

We could be subject to securities class action litigation.*

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. If we experience a decline in our stock price, we could face securities class action lawsuits.

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

4.4	Warrant to Purchase Common Stock, dated October 1, 2021, issued to K2 HealthVentures Equity Trust LLC.

10.1†

Second Amendment to Loan and Security Agreement, dated October 1, 2021, by and between the Registrant and K2 HealthVentures LLC and any other lender from time to time party thereto, K2 HealthVentures LLC as administrative agent.

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

† Certain portions of this exhibit (indicated by “[***]”) have been omitted because they are both (i) not material and (ii) the type of information that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metacrine, Inc.

Date: November 12, 2021	By:	/s/ Preston Klassen
Preston Klassen, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Patricia Millican
Patricia Millican
Chief Financial Officer (Principal Financial and Accounting Officer)