Form 10-K
period 2021-12-31
Metacrine, Inc.
filed 2022-03-30
CIK 1634379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $75.8 million, based on the closing price of the registrant's common stock on the Nasdaq Global Market of $3.80 per share. The number of shares of the registrant’s common stock outstanding as of March 25, 2022 was 42,163,510.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days following the registrant’s fiscal year ended December 31, 2021.

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

Summary Risk Factors

Investing in our common stock is speculative and involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found under the heading “Risk Factors” in Part I of this Annual Report.

We may be unable, for many reasons, including those that are beyond our control, to implement our business strategy. In particular, risks associated with our business include:

•

We will need to obtain substantial additional funding to complete the development and any commercialization of MET642 and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our development programs or other operations.

•

We are an early stage biopharmaceutical company with a very limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

•	If we fail to achieve the expected financial and operational benefits of our recent restructuring plan, our business and financial results may be harmed.
•

We are highly dependent on the success of our FXR program, which consists of our only product candidate MET642, which is in the early stage of development, and we may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, MET642 for the treatment of UC.

•	The trading price of our common stock may be volatile and fluctuate substantially or may decline regardless of our operating performance, which could result in substantial losses.
•

MET642 is an FXR agonist, a class of drugs from which there are no approved therapies in the diseases for which we are currently pursuing clinical trials. This makes it difficult to predict the timing and costs of clinical development for this product candidate.

•	We are very early in our development efforts and we have limited experience conducting clinical trials in humans.
•

The development and commercialization of drug products is subject to extensive regulation, and we may not obtain regulatory approvals for MET642 for the treatment of UC, or any future product candidate.

•

Any delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

•	If we experience delays or difficulties in enrolling patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
•

Adverse side effects or other safety risks associated with a product candidate could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon a product candidate, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

•

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, and could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely.

•

We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us. If their product candidates are shown to be safer or more effective than ours, then our commercial opportunity will be reduced or eliminated.

•	Our commercial success depends on our ability to obtain and maintain sufficient intellectual property protection for MET642 or any future product candidate and other proprietary technologies.

PART I

Item 1. Business.

Company Overview

We are a clinical-stage biopharmaceutical company currently focused on discovering and developing differentiated therapies for patients with gastrointestinal, or GI, diseases. Our most advanced program, MET642, targets the farnesoid X receptor, or FXR, which is central to modulating GI and liver diseases.

Prior to February 2022, we were developing another FXR agonist, MET409, for the treatment of non-alcoholic steatohepatitis, or NASH, a liver disease characterized by excess liver fat, inflammation and fibrosis. While we believe these two compounds demonstrate potential for differentiated treatments in both monotherapy and combination treatment for NASH, given recent clinical outcomes of our programs relative to competing programs, reduced investor sentiment in NASH, and the significant resources required to pursue further development in NASH, we elected to discontinue future development of our FXR program in NASH while prioritizing our resources and efforts toward the development of MET642 for the treatment of Ulcerative Colitis, or UC, one of the two primary types of Inflammatory Bowel Disease, or IBD.  We were also developing small molecule inhibitors of hydroxysteroid dehydrogenase 17b13, or HSD17β13, for the treatment of NASH. HSD17β13 is a genetically validated target for advanced liver disease. In February 2022, our Board of Directors, or Board, approved a corporate restructuring plan, or Restructuring Plan, that resulted in the reduction of approximately 50% of our workforce, primarily consisting of our research organization, which consequently resulted in the discontinued development of our HSD program.

We are pursuing development of MET642 for the treatment of UC, as we believe FXR plays a key role in the treatment of IBD, including UC. FXR is highly expressed by intestinal epithelial cells and plays a key role in healthy intestinal function by maintaining the epithelial barrier, reducing bacterial translocation into the intestinal wall and regulating the innate immune response. FXR-based therapies in IBD address multiple aspects of IBD pathogenesis without the immunosuppression inherent to other advanced-line therapies.

IBD is a significant global health issue and is thought to occur due to a maladaptive immune response to gut microbes. UC and Crohn’s disease are the two primary types of IBD. Patients with IBD can suffer from abdominal pain and bloody diarrhea and also be at increased risk of colorectal cancer. The global incidence of IBD is increasing and as of 2015, it was estimated that there were 3.1 million people in the United States with IBD. Our first clinical investigation of FXR therapy in IBD will be focused on patients with UC.

Goals in the treatment of UC are to induce and maintain remission while improving patients’ quality of life. For patients with moderate-to-severe UC, medical treatment options have limitations in terms of long-term efficacy and side effects and have complicated administration regimens. There is approximately 10% clinical remission benefit over placebo for existing medical treatment options. Injectable biologics have become a mainstay of treatment in UC patients. While these agents can be effective, long-term response to these agents is often reduced over time, in part due to the development of neutralizing antibodies. Injectable biologics are also cumbersome to administer chronically. Additionally, many of the biologic and other oral therapies for UC result in an immunosuppressive effect that can increase the risk of opportunistic infections and malignancy. Regardless of therapy, most patients with UC who are treated do not achieve clinical remission and combination therapy is generally limited by potentially additive immunosuppressive effects. Novel, effective therapies are needed for this condition, and we believe that an oral once-daily treatment for UC that does not increase the risk of infections could be a beneficial treatment for patients.

We believe an oral, once-daily therapy with FXR agonists could be an attractive treatment option for UC patients that may prefer oral administration instead of injectable biologics that are cumbersome to administer chronically. In preclinical animal studies with our current and previous FXR agonist product candidates, we have observed statistically significant improvements in colon histology and at levels similar to that of a mouse antibody which targets IL-12/23. The IL-12/23 pathway is the target of current approved biologic therapies.

We intend to initiate a Phase 2a proof-of-concept clinical trial of MET642 for the treatment of UC in the second quarter of 2022. We plan to use the data from the Phase 1 clinical trial in healthy volunteers and the Phase 2 clinical trial in NASH to help inform our UC development program.

The planned UC trial is a 12-week randomized, double blind, placebo controlled, multi-center study evaluating the efficacy and safety of two dose levels of MET642, compared to placebo, over 12 weeks of treatment. Eligible patients will be randomized in a 1:1:1 ratio to receive MET642 (3 mg), MET642 (6 mg) or placebo. Each trial drug will be given once daily by oral administration. The trial will enroll up to 165 patients in the United States and in Europe. An interim analysis is planned once 50% of the patients have completed treatment in the study.

FXR License Agreement

In November 2016, we entered into an amended and restated exclusive FXR license agreement for FXR-related intellectual property (as amended February 4, 2017 and July 25, 2018), or the FXR License Agreement, with The Salk Institute for Biological Studies, or The Salk. Pursuant to the FXR License Agreement prior to its amendment in July 2018, The Salk granted us an exclusive, worldwide license under certain patents relating to FXR, or the Licensed Patents, to make, use, offer for sale, import, export and distribute products, or Licensed Products, covered by the Licensed Patents, or that use or incorporate certain technical information, or Technical Information, owned or controlled by The Salk. In addition, The Salk granted us a non-exclusive, worldwide license to use the Technical Information to research, develop, test, make, have made, use, offer for sale, sell, import, export, distribute and manufacture Licensed Products. We returned the Licensed Patents to The Salk pursuant to a notice delivered to The Salk in February 2018 as memorialized by the July 2018 amendment. Pursuant to the July 2018 amendment, we agreed to include within the definition of Licensed Products all of the patents and/or patent applications owned or controlled by us as of July 25, 2018 that cover FXR agonists for diagnosis, prevention and/or treatment of disease in humans.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of MET642 nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all our required raw materials, drug substance and drug product needs for preclinical research and clinical trials. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationships for the manufacture of commercial supplies of MET642, if it is approved. If any of our products are approved by any regulatory agency, we intend to enter into agreements with a third-party contract manufacturer and one or more back-up manufacturers for the commercial production of that product. Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval.

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We will opportunistically explore commercialization partnerships, particularly with entities who have strong capabilities in geographies outside the United States. As MET642 or any future product candidate progresses through our pipeline, our commercial plans may change. Clinical data, the size of the development programs, the size of our target markets, the size of a commercial infrastructure and manufacturing needs may all influence our commercialization strategies.

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

We are aware of both private and public companies with development programs in IBD. These companies include, but are not limited to, Gossamer Bio, Inc., Prometheus Biosciences, Inc. and Protagonist Therapeutics, Inc. Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or cheaper than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of our product’s entry. We believe the competitive factors that will determine the success of our programs will be the efficacy, safety, pricing and reimbursement, and convenience of MET642 or any future product candidate.

Major, currently marketed IBD therapies include, but are not limited to, adalimumab (marketed as Humira by Pfizer, Inc.), infliximab (marketed as Remicade by Janssen Biotech, Inc.), tofacitinib (marketed as Xeljanz by Pfizer, Inc.), ustekinumab (marketed as Stelara by Janssen Biotech, Inc.), and vedolizumab (marketed as Entyvio by Takeda Pharmaceuticals, Inc.).

Intellectual Property

The proprietary nature of, and protection for, MET642 or any future product candidate and our discovery programs, processes and know-how are important to our business. Our patent portfolio for our FXR program is at an early stage. For MET642 or any future product candidate, we generally pursue patent protection covering compositions of matter, methods of use and manufacture. Our policy is to pursue, maintain and defend patent rights in strategic areas, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets and other proprietary know how that may be important to the development of our business.

For our MET642 FXR program, we own multiple patent families directed to composition-of-matter coverage of MET642, including crystalline forms (polymorphs) of MET642, its formulations, and methods of use in the treatment of, including combination therapy, GI, including IBD, liver, and other diseases and conditions. We have sought to protect our proprietary rights in MET642 by filing patent applications in the U.S., Europe, China, Japan and other foreign jurisdictions. Any patents issuing from patent applications in these patent families are projected to expire in the 2038-2041 timeframe, not including any patent term adjustments and any patent term extensions that may be available. As of March 1, 2022, we own one issued United States patents directed to our sole product candidate MET642, as a composition-of-matter, as well as claims directed to pharmaceutical compositions and methods of using MET642. This issued United States patent is set to expire in 2038, not including any patent term adjustments and any patent term extensions that may be available.

Consistent with our decision to discontinue future development of our MET409 FXR program, we have decided to de-emphasize the patent portfolio for our MET409 FXR program, for which we own and have filed multiple patent families directed to composition-of-matter coverage of MET409, including crystalline forms (polymorphs) of MET409, its formulations, and methods of use in the treatment of, including combination therapy, GI, including IBD, liver, and other diseases and conditions, in the U.S., Europe, China, Japan and other foreign jurisdictions. Any patents issuing from patent applications in these patent families are projected to expire between 2036 and 2041, not including any patent term adjustments and any patent term extensions that may be available. As of March 1, 2022, we own three issued United States patents directed to our discontinued MET409 product candidate, as a composition-of-matter, as well as claims directed to pharmaceutical compositions and methods of using MET409. These issued United States patents are set to expire in between 2036 and 2038, not including any patent term adjustments and any patent term extensions that may be available.

Consistent with our decision to discontinue future development of our HSD program as part of our Restructuring Plan implemented in February 2022, we have decided to de-emphasize the patent portfolio for our HSD program.  As of March 1, 2022, we own and have filed multiple patent families directed to composition-of-matter coverage of our small molecule inhibitors of HSD17β13, formulations, and methods of use in the treatment of NASH, in the U.S., Argentina, and Taiwan, in addition to international applications. Any patents issuing from patent applications in these patent families are projected to expire between 2041 and 2042, not including any patent term adjustments and any patent term extensions that may be available.

Our commercial success will depend in part on obtaining and maintaining patent protection of MET642, our current product candidate and the methods used to develop and manufacture MET642, and its use in the treatment of GI, including IBD, liver, and other diseases and conditions, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors — Risks Related to Our Intellectual Property.”

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the U.S., the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method of using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and some other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions from applicable authorities, including the United States Patent and Trademark Office, or USPTO, in the U.S., to any of our issued patents covering an approved drug in any jurisdiction where these patent term extensions are available.

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

Preclinical tests include laboratory evaluation of the product candidate’s chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product candidate’s chemistry, manufacturing and controls, and a proposed clinical trial protocol. The sponsor will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

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

Fast track designation, breakthrough therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for MET642 or any future product candidate as appropriate.

Patent Term Restoration and Marketing Exclusivity

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

The federal civil and criminal false claims laws, including the civil False Claims Act, or FCA, and civil monetary penalty laws, impose significant penalties and can be enforced by private citizens through civil qui tam actions, and prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by the federal government, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. For instance, historically, pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label and thus generally non-reimbursable, uses. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information on HIPAA covered entities, business associates and their covered subcontractors. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of personal information (including, without limitation, health information) in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.

The federal Physician Payments Sunshine Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to report accurately could result in penalties. In addition, many states have analogous U.S. state laws and regulations, including anti-kickback, false claims laws, and transparency laws. Many states have similar, and typically more prohibitive, fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Physician Payments Sunshine Act, thus further complicating compliance efforts.

We may develop products that, once approved, may be administered by a physician. Under currently applicable U.S. law, certain products not usually self-administered (including injectable drugs) may be eligible for coverage under Medicare through Medicare Part B. Medicare Part B is part of original Medicare, the federal healthcare program that provides healthcare benefits to the aged and disabled, and covers outpatient services and supplies, including certain pharmaceutical products, that are medically necessary to treat a beneficiary’s health condition. As a condition of receiving Medicare Part B reimbursement for a manufacturer’s eligible drugs, the manufacturer is required to participate in other government healthcare programs, including the Medicaid Drug Rebate Program and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of HHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities that participate in the program.

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

Third-party payors are increasingly challenging the price, examining the medical necessity, and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded drugs and drugs administered under the supervision of a physician. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. MET642 or any future product candidates may not be considered medically necessary or cost-effective. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our product on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

Different pricing and reimbursement schemes exist in other countries. In the European Union, or EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on healthcare costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

There have been executive, legal and political challenges to certain aspects of the Affordable Care Act. For example, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. In December 2017, Congress repealed the tax penalty for an individual’s failure to maintain Affordable Care Act-mandated health insurance as part of a tax reform bill. Moreover, the Bipartisan Budget Act of 2018, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2031 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Congress is considering additional health reform measures as part of other reform initiatives.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2026.On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-

administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Personal Data Regulation

The collection, use, transfer, disclosure, retention, security and other processing of personal data (including, without limitation, clinical trial data), collectively, Process or Processing, may subject us to numerous data security and privacy regulatory frameworks in the various jurisdictions in which we operate. These frameworks are evolving and may impose complex, stringent, costly, and potentially conflicting obligations on our operations.

For example, foreign data protection laws, including without limitation, the General Data Protection Regulation, or GDPR, along with other EU and country-specific laws and regulations may apply to personal data (including health-related data) that we Process. These European data protection laws and regulations may impose significant data Processing penalties and monetary fines for noncompliant companies such as up to the greater of €20 million or 4% of annual global revenue under the GDPR. These European data protection laws  and regulations impose numerous requirements for the Processing of personal data, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal data is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations, and obligations to honor expanded rights of individuals in relation to their personal data (e.g., the right to access, correct and delete their data). In addition, European data protection laws generally restrict cross-border data transfers of personal data absent a legal basis and require a valid legal mechanism for the transfer of data to countries that the relevant legal authority has not deemed to provide adequate safety for such information, like the United States. Notwithstanding the UK’s, or UK, withdrawal from the EU, by operation of the so-called “UK GDPR,” the GDPR continues to apply in substantially equivalent form in the context of the UK, UK establishments and UK-focused data Processing operations. Further, on June 28, 2021, the European

Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the UK. Additionally, other countries have passed or are considering passing laws requiring local data residency and imposing cross-border data transfer restrictions.

In the United States, there are a broad variety of data protection laws and regulations that may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018, or CCPA), state health information privacy laws, and federal and state consumer protection laws (for example, section 5 of the Federal Trade Commission Act).  Further, in November 2020, California voters passed the California Privacy Rights Act, or CPRA, which is expected to take effect on January 1, 2023.  The CPRA creates obligations with respect to certain data relating to consumers as of January 1, 2022 and significantly expands the CCPA.  Additionally, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, which takes effect on July 1, 2023.

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

Coverage and reimbursement status of any product candidates for which we obtain regulatory approval are provided for by the national laws of EU Member States. The requirements may differ across the EU Member States. Also at national level, actions have been taken to enact transparency laws regarding payments between pharmaceutical companies and healthcare professionals, or HCPs.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country.

In all cases, again, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements.

Human Capital

Our employees: As of December 31, 2021, we had 32 employees, 18 of which served in research and development functions and 14 of which served in general and administrative functions. As a result of the Restructuring Plan implemented in February 2022, we currently have 17 employees, 5 of which serve in development functions and 12 of which serve in general and administrative functions. None of our employees are covered by a collective bargaining agreement. We believe our employee relations are good.

Talent, diversity, and employee engagement: We believe that our future success depends on our ability to attract, retain, and motivate a highly skilled, experienced, diverse and inclusive workforce. We provide our employees with competitive compensation packages consisting of salaries, bonuses, and equity awards, as well as access to wellness programs including healthcare, retirement planning, and paid time off. We regularly conduct surveys to measure employee engagement and institute programs and initiatives to promote our shared mission and values.

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

Item 1A. Risk Factors.

Investing in our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects, and/or stock price or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

Risks Related to Our Business and to the Discovery, Development and Regulatory Approval of MET642 and any Future Product Candidates

We will need to obtain substantial additional funding to complete the development and any commercialization of MET642 and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our development programs or other operations.

Since our inception, we have used substantial amounts of cash to fund our operations. The development of biopharmaceutical product candidates is capital intensive. As MET642 or any future product candidate enters and advances through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, the conflict between Russia and Ukraine may result in delays or increased costs for our Phase 2a proof-of-concept clinical trial of MET642 for the treatment of UC, which originally included several trial sites located in Russia and Ukraine. Due to the ongoing conflict, we are currently identifying alternative and additional sites for the trial. We cannot be certain what the overall impact of this conflict will be on our ability to conduct and complete the clinical trial on schedule. In addition, if we obtain marketing approval for MET642 or any other future product candidate, we expect to incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We expect to continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise sufficient capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our development programs, our commercialization plans or other operations and cause the price of our common stock to decline. We believe that our cash and cash equivalents as of December 31, 2021 will enable us to fund our material cash requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in the progress of our drug development activities and changes in regulation of what is necessary to develop a therapy for UC and obtain approval. Our future capital requirements will depend on many factors, including:

•

the scope, rate of progress and costs of our drug discovery, preclinical development activities, laboratory testing, toxicology studies and clinical trials for MET642 and any future product candidates;

•	the number and scope of clinical programs we decide to pursue;
•	the extent to which we collaborate with biopharmaceutical companies for the development and potential commercialization of MET642 or any future product candidates;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•	the cost, timing and outcome of regulatory review of MET642 or any future product candidates;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of MET642 or any future product candidates;
•	the costs associated with being a public company;
•	the timing of any milestone and royalty payments to current or future licensors;
•	the extent to which we acquire or in-license other product candidates and technologies;
•	the cost associated with commercializing MET642 or any future product candidates if they receive marketing approval; and
•	the severity, duration, and impact of the ongoing COVID-19 pandemic, which may exacerbate the magnitude of the factors discussed above.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, MET642 and any future product candidate, if approved, may not achieve commercial success.

Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for sale for many years, if at all. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, including through a combination of equity offerings, debt financing, additional borrowings under the K2 Loan Agreement (as defined below), collaborations and other similar arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise sufficient capital when needed or on attractive terms, we may be required to:

•	delay, reduce or eliminate our development programs or other operations;
•

enter into strategic alliances or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or on terms that are less favorable than might otherwise be available;

•

dispose of technology assets, or relinquish or license on unfavorable terms, our rights to technologies or any future product candidates that we otherwise would seek to develop or commercialize ourselves;

•	pursue the sale of our company to a third party at a price that may result in a loss on investment for our stockholders; or
•	file for bankruptcy or cease operations altogether.

Any of these events could have a material adverse effect on our business, operating results and prospects.

We are an early stage biopharmaceutical company with a very limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

We are an early stage biopharmaceutical company with a very limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. We were incorporated in 2014 and commenced operations in 2015. To date, our operations have been limited to organizing and staffing our company, business planning, raising capital, researching, discovering and developing our pipeline in FXR and other drug targets, and general and administrative support for these operations. We intend to initiate a Phase 2a proof-of-concept clinical trial of our only product candidate, MET642, for the treatment of UC in the second quarter of 2022. We may experience delays in the commencement or completion of this trial, or potentially termination or suspension of the trial, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects. We have not yet demonstrated an ability to successfully complete any late stage clinical trials and have never completed the development of any product candidate. In October 2021, we discontinued future development of our FXR program for the treatment of non-alcoholic steatohepatitis, or NASH, and, in February 2022, we discontinued our other research and discovery programs. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the years ended December 31, 2021 and 2020, our net losses were $62.2 million and $37.3 million, respectively. As of December 31, 2021, we had an accumulated deficit of $183.0 million. We expect to incur increasing levels of operating losses over time as we execute our plan to continue our development activities, including the ongoing and planned clinical development of MET642, and continue to incur the additional costs of operating as a public company. We expect that it will be several years, if ever, before we have a product candidate ready for potential regulatory approval and commercialization. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

To become and remain profitable, we must develop and eventually commercialize a product with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of MET642 or any other future product candidate, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we succeed in obtaining approval for and commercializing MET642 or any future product candidate, we may never generate revenues that are significant enough to achieve profitability. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. Furthermore, because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

If we fail to achieve the expected financial and operational benefits of our recent restructuring plan, our business and financial results may be harmed.

In February 2022, we implemented a corporate restructuring plan designed to reduce our operating expenses, preserve cash and align our resources to support the ongoing clinical development of MET642 for the treatment of UC. As part of this restructuring plan, we discontinued preclinical development of our hydroxysteroid dehydrogenase discovery program geared toward NASH and other liver diseases, and implemented a staff reduction of approximately 50%, primarily consisting of our research organization. We anticipate that we will incur between $1.1 million to $1.3 million of expenses related to the restructuring plan, substantially all of which will consist of one-time charges related to the staff reduction. Substantially all of the committed actions under the restructuring plan have been completed. The estimates of the costs we expect to incur, and the successful implementation of the restructuring activities pursuant to the restructuring plan, are subject to a number of assumptions, risks and uncertainties, and actual results may differ from the above-described estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from drug development activities.

We are highly dependent on the success of our FXR program, which consists of our only product candidate MET642, which is in the early stage of development, and we may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, MET642 for the treatment of UC.

Our future success will depend entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our only product candidate, MET642, an FXR agonist for the treatment of UC, which may never occur. We have no significant product candidates in our pipeline other than MET642. In October 2021, we discontinued future development of our FXR program in NASH and in February 2022, we discontinued our other research and discovery programs. We currently generate no revenues from sales of any drugs and we may never be able to develop or commercialize a marketable drug.

Before we can market and sell a drug in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials, manage clinical, preclinical and manufacturing activities, obtain necessary regulatory approvals from the U.S. Food and Drug Administration, or the FDA, and from similar foreign regulatory agencies in other jurisdictions, obtain manufacturing supply, build a commercial organization or enter into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials and/or obtain regulatory approvals and develop sufficient commercial capabilities for MET642 or any future product candidates. We have not submitted a NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate. Further, a product candidate may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain regulatory approvals, we may never generate significant revenues from any commercial sales of a marketable drug. If MET642 or any other future product candidate is approved and we fail to successfully commercialize it, we may be unable to generate sufficient revenues to sustain and grow our business and our business, prospects, financial condition and results of operations will be adversely affected.

MET642 is an FXR agonist, a class of drugs from which there are no approved therapies in the diseases for which we are currently pursuing clinical trials. This makes it difficult to predict the timing and costs of clinical development for this product candidate.

Historically, we have concentrated our product development efforts on our FXR agonists, MET409 and MET642, for the treatment of NASH. In October 2021, we discontinued future development of our FXR program in NASH and elected to focus our efforts and resources on developing MET642 in UC and our future success depends on the successful development of our therapeutic approach to this disease. To date, no FXR agonists have been approved for the treatment of UC. The regulatory approval process for a novel product candidate such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Such evolution may impact our future clinical trial designs, including trial size and approval endpoints, in ways that we cannot predict today. As we advance MET642 or any future product candidate, we will be required to consult with the FDA and equivalent foreign authorities and comply with applicable guidelines. The FDA and equivalent foreign authorities may require that we perform additional studies beyond those that we currently expect. As a result, our expenses could increase materially beyond what we currently anticipate, and the timing of any potential product approval may be delayed. As an example, the FDA has suggested, and we have agreed, to include scans and other blood tests with respect to our Phase 2a clinical trial of MET642 in NASH which resulted in increases to our anticipated study costs. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient revenue to maintain our business.

The terms of the K2 Loan Agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility.

In August 2019, we entered into a loan and security agreement, or the K2 Loan Agreement, with K2 HealthVentures Equity Trust LLC, or K2, as amended in March 2020 and October 2021. We borrowed $10.0 million in the first tranche under the K2 Loan Agreement and borrowed an additional $5.0 million in connection with the October 2021 amendment. Our obligations under the K2 Loan Agreement are secured by a security interest in substantially all of our assets, other than our intellectual property. The K2 Loan Agreement includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our stockholders may consider beneficial. In addition, K2 could declare a default upon the occurrence of any event that it interprets could have material adverse effect, as defined in the K2 Loan Agreement. Upon the occurrence and continuance of an event of default, K2 may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the K2 Loan Agreement. Any declaration by K2 of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

We are very early in our development efforts and we have limited experience conducting clinical trials in humans.

We are early in our development efforts and we have limited experience conducting clinical trials in humans and have not yet conducted any clinical trials in UC. We expect to initiate a Phase 2a proof-of-concept clinical trial of MET642 for the treatment of UC in the second quarter of 2022. To date, MET642 has been evaluated for safety in 64 patients in a 14-day Phase 1 clinical trial and up to 190 patients in a 16-week Phase 2a clinical trial. The longer-term toxicity is unknown. We recently completed a nine-month non-human primate GLP toxicology study for MET642 to support longer-term clinical trials, and based on the preliminary findings from such study, we are planning to conduct an additional long-term animal toxicology study to support future longer-term clinical trials in the UC indication.  Adverse safety and toxicology findings may emerge as we review the findings from this study and as we conduct additional studies. The FDA may also require additional studies after their review of safety and toxicology findings.

In addition, success in early clinical trials does not mean that later clinical trials will be successful. For instance, the results of our completed Phase 1b proof-of-concept clinical trial of MET409 (a previous product candidate) in NASH patients and preliminary and interim results of our Phase 2a proof-of-concept clinical trials of MET642 in NASH may not be predictive of the results of any future clinical trial, including for other indications such as UC. Furthermore, our future clinical trials will need to demonstrate sufficient safety and efficacy in larger patient populations for approval by regulatory authorities. Companies frequently suffer significant setbacks in later-stage clinical trials, even after earlier clinical trials have shown promising results, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. In addition, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

To date, we have had only limited interactions with the FDA regarding our plans for our MET642 clinical trials. We may not learn of certain information or the amount or type of data that the FDA may require for approval of our product candidates until after we have additional interactions with the FDA, including after their review of safety and toxicology findings. As an example, the FDA has suggested, and we have agreed, to include scans and other blood tests with respect to our Phase 2a clinical trial of MET642 in NASH which resulted in increases to our anticipated study costs. In part because of our limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, we cannot be certain that our clinical trials will be initiated on time, that our planned clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on our ability to successfully complete the above activities and any other activities required for the successful development and eventual commercialization of MET642 or any future product candidate. The success of MET642 or any future product candidate will further depend on factors such as:

•	completion of preclinical studies, including ongoing and future long-term toxicology studies;
•	initiation of our planned Phase 2a proof-of-concept clinical trial of MET642 for the treatment of UC;
•

authorization by the FDA to proceed with clinical trials under Investigational New Drug Applications or similar regulatory authorizations by comparable foreign regulatory authorities for our future clinical trials;

•	successful enrollment in, and completion of, clinical trials with favorable results;
•	demonstrating safety and efficacy to the satisfaction of applicable regulatory authorities;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing manufacturing capabilities or arrangements with third-party manufacturers for clinical supply and, if and when approved, for commercial supply;
•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in combination with others;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for MET642 or any future product candidate;
•	maintaining a continued acceptable safety profile of any product following approval; and
•

disruptions or difficulties, or other restrictions, in initiating, enrolling, conducting or completing trials due to the ongoing COVID-19 pandemic, or other unforeseen events such as the conflict between Russia and Ukraine.

If we do not achieve one or more of these factors in a timely manner, we could experience significant delays or an inability to successfully obtain marketing approval and commercialize MET642 or any future product candidate, which would materially harm our business.

The development and commercialization of drug products is subject to extensive regulation, and we may not obtain regulatory approvals for MET642 for the treatment of UC, or any future product candidate.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to MET642 as well as any future product candidate that we may develop in the future, are subject to extensive regulation in the United States and foreign jurisdictions. Marketing approval of drug candidates in the United States requires the submission of an NDA to the FDA and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of an NDA for that product. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls.

Regulatory approval of an NDA is not guaranteed, and the approval process is an expensive and uncertain process that may take several years. The FDA and foreign regulatory entities also have substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for NDA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage. The results of preclinical and early clinical trials of our product candidates and other products with the same mechanism of action may not be predictive of the results of our clinical trials. In particular, while we have conducted certain preclinical studies of MET642 and a Phase 1 clinical trial of MET642, we do not know whether MET642 will perform in current and future clinical trials as it has performed in these prior studies, including for other indications such as IBD, including UC. For example, in preclinical animal studies with our FXR agonist product candidates, we have observed improvement in colon inflammation on a level similar to a mouse antibody which targets IL-12/23, but there is no guarantee that a similar improvement will be observed in our clinical trials.

Clinical trial failure may result from a multitude of factors including flaws in trial design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits, and failure in clinical trials can occur at any stage. Companies in the biopharmaceutical industry frequently suffer setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. The ongoing conflict between Russia and Ukraine may result in delays or increased costs for our Phase 2a proof-of-concept clinical trial of MET642 for the treatment of UC, which we intend to initiate in the second quarter of 2022, because several trial sites were originally located in Russia and Ukraine. Due to the ongoing conflict, we are currently identifying alternative and additional sites for the trial. We cannot be certain what the overall impact of this conflict will be on our ability to conduct and complete the clinical trial on schedule. In addition, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval. Furthermore, as more product candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change.

The FDA and similar foreign authorities could delay, limit or deny approval of a product candidate for many reasons, including because they:

•

may not deem MET642 or any future product candidate to be adequately safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;

•

may not agree that the data collected from clinical trials of MET642 or any future product candidate are acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;

•	may determine that adverse events experienced by participants in our clinical trials represents an unacceptable level of risk;
•	may determine that population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•	may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
•	may disagree regarding the formulation, labeling and/or the specifications of MET642 or any future product candidate;
•	may not approve the manufacturing processes or facilities associated with MET642 or any future product candidate;
•	may change approval policies or adopt new regulations; or
•	may not accept a submission due to, among other reasons, the content or formatting of the submission.

Further, our planned clinical trials do or will contain and rely upon endpoints that require subjective assessments from patients and subject us to a substantial risk of “placebo effect” which is a well-known risk in clinical trials evaluating therapeutics for IBD, including UC. While a drug candidate may show clinical activity or therapeutic benefit, a high placebo effect in a clinical trial will make it difficult to ascertain that benefit or to show a statistically significant effect of the drug candidate as compared to the control arm and may ultimately cause a clinical trial to fail.

In the past we have used agents in combination with previous product candidates, including MET409, for clinical trials, and we may do so again in future clinical trials. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with MET642 or any future product candidate. There is also a risk that safety, efficacy, manufacturing or supply issues could arise with the antidiabetic agent that is used in the combination therapy. This could result in our own products being removed from the market or being less successful commercially.

Generally, public concern regarding the safety of drug products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs.

If we experience delays in obtaining approval or if we fail to obtain approval of MET642 or any future product candidate, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired which would adversely affect our business, prospects, financial condition and results of operations.

Any delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before obtaining marketing approval from regulatory authorities for the sale of a product candidate, we must complete preclinical development and extensive clinical studies to demonstrate the safety and efficacy of the product candidate in humans. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we may rely in part on preclinical, clinical and quality data generated by CROs and other third parties for regulatory submissions for MET642 or any future product candidate. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase.

The FDA or comparable foreign regulatory authorities may require that we perform additional studies beyond those that we currently expect. As an example, the FDA has suggested, and we have agreed, to include scans and other blood tests with respect to our Phase 2a clinical trial of MET642 in NASH which resulted in increases to our anticipated study costs. As a result, our expenses could increase materially beyond what we currently anticipate, and the timing of any potential product approval may be delayed. Any such delays in the commencement or completion of our ongoing and planned clinical trials for MET642 or any future product candidate could significantly affect our product development costs. We do not know whether our planned trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

•	obtaining approval from one or more Institutional Review Boards, or IRBs;
•	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
•	changes to clinical trial protocol;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	manufacturing sufficient quantities of a product candidate or obtaining sufficient quantities of combination therapies for use in clinical trials;
•	subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up;
•	subjects choosing an alternative treatment for the indication for which we are developing MET642 or any future product candidate, or participating in competing clinical trials;
•	lack of adequate funding to continue the clinical trial;
•	subjects experiencing severe or unexpected drug-related adverse effects;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
•	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
•

a facility manufacturing MET642 or any future product candidate or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMP regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;
•

third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol Good Clinical Practices, or GCPs, or other regulatory requirements;

•	third-party contractors not performing data collection or analysis in a timely or accurate manner;
•

third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or
•

disruptions caused by man-made or natural disasters, or public health pandemics or epidemics or other business interruptions, including the ongoing COVID-19 pandemic or the conflict between Russia and Ukraine.

For example, the ongoing conflict between Russia and Ukraine may result in delays or increased costs for our Phase 2a proof-of-concept clinical trial of MET642 for the treatment of UC, which we intend to initiate in the second quarter of 2022, because several trial sites were originally located in Russia and Ukraine. Due to the ongoing conflict, we are currently identifying alternative and additional sites for the trial. We cannot be certain what the overall impact of this conflict will be on our ability to conduct and complete the clinical trial on schedule.

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

Further, conducting clinical trials in foreign countries (such as our Phase 1 clinical trial of MET409 conducted in the Netherlands and our Phase 1 clinical trial of MET642 conducted in Australia) presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. Moreover, certain of our scientific advisors or consultants who receive compensation in connection with such services are likely to be investigators for our future clinical trials. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that our financial relationships with principal investigators, some of whom we engage as consultants, have created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates. If we experience delays in the completion of, or termination of, any clinical trial of a product candidate, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenues from any of the product candidate will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues.

In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. We may make formulation or manufacturing changes to a product candidate, in which case we may need to conduct additional preclinical studies to bridge the modified product candidate to earlier versions. Any delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidate and our competitors may be able to bring products to market before we do, and the commercial viability of MET642 or any future product candidate could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

If we experience delays or difficulties in enrolling patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for MET642 or any future product candidate if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as MET642 or any future product candidate, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. This is acutely relevant for our development of MET642 for the treatment of patients with IBD (including UC), diseases for which there are significant competition for clinical trial subjects. There is also a reluctance in the biopharmaceutical industry to expose patients to placebo treatment given the availability of multiple approved therapies, which has recently led to low rates of patient recruitment for participation in IBD clinical trials, particularly with respect to enrollment of phase 2a and 2b proof-of-concept studies. Additionally, long timelines, invasive procedures, and changing regulatory recommendations have led to increased burdens for patients, investigators, and industry sponsors, causing declines in patient enrollment.

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
•

disruptions caused by man-made or natural disasters, or public health pandemics or epidemics, or other business interruptions, including the ongoing COVID-19 pandemic or the conflict between Russia and Ukraine.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for MET642 or any future product candidate, which would cause the value of our company to decline and limit our ability to obtain additional financing.

Adverse side effects or other safety risks associated with a product candidate could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon a product candidate, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of MET642 or any future product candidate. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by MET642 or any future product candidate, used as a monotherapy or in combination with another medication, could result in the delay, suspension or termination of clinical trials by us, the FDA or other regulatory authorities for a number of reasons. If we elect or are required to delay, suspend or terminate any clinical trial of any product candidate that we develop, the commercial prospects of such product candidate will be harmed and our ability to generate product revenues from any such product candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of the product candidate at issue. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

Moreover, if a product candidate becomes associated with undesirable side effects in clinical trials or has characteristics that are unexpected, we may elect to abandon its development or limit its development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate if approved. We may also be required to modify our study plans based on findings in our clinical trials. Many compounds that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

It is possible that, as we test MET642 or any future product candidate in larger, longer and more extensive clinical trials including with different dosing regimens, or if its use becomes more widespread following regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition and prospects significantly.

In addition, if MET642 or any future product candidate receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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

From time to time, we may publicly disclose interim, topline or preliminary data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or interim data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects and disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock. For additional discussion of the risk of volatility in our stock price, see “—Risks Related to our Common Stock.”

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, MET642 or any future product candidate may be harmed, which could harm our business, operating results, prospects or financial condition.

We have completed a Phase 1 clinical trials in the Netherlands and Australia, and may conduct additional clinical trials of product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

In 2019, we completed a Phase 1 clinical trial for MET409 in the Netherlands and, in December 2020, we completed a Phase 1 clinical trial of MET642 in Australia.

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

Even if MET642 or any future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success.

If MET642 or any future product candidate receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If MET642 or any future product candidate does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of MET642 or any future product candidate, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;
•	our ability to offer our therapies for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	potential product liability claims;
•	the timing of market introduction of our products as well as competitive drugs;
•	the effectiveness of our or any of our potential future sales and marketing strategies;
•	publicity relating to the product;
•	sufficient third-party coverage and adequate reimbursement;
•	the willingness of patients to pay all, or a portion of, out-of-pocket costs associated with the product in the absence of sufficient third-party coverage and adequate reimbursement; and
•	the prevalence and severity of any side effects.

We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell MET642 or any future product candidate, we may not be able to generate product revenue.

We have no internal sales, marketing or distribution capabilities, nor have we commercialized a product. If MET642 or any future product candidate ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We may have to seek collaborators, especially for marketing and sales outside of the United States, or invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities, some of which will be committed prior to any confirmation that our product candidates will be approved, if at all. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. Even if we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

•	we may not be able to attract and build an effective marketing department or sales force;
•

the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenue generated by our product candidates that we may develop, in-license or acquire; and

•	our direct sales and marketing efforts may not be successful.

Even if we receive regulatory approval for MET642 or any future product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, MET642 or any future product candidate, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product.

Any regulatory approvals that we receive for MET642 or any future product candidate may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority approves MET642 or any future product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, undesirable side effects caused by the product, problems encountered by our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, either before or after product approval, may result in, among other things:

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

Additionally if MET642 or any future product candidate receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits of the therapy outweigh its risks, which may include, among other things, a medication guide outlining the risks for distribution to patients and a communication plan to healthcare practitioners. Any of these events could prevent us from achieving or maintaining market acceptance of the product or the particular product candidate at issue and could significantly harm our business, prospects, financial condition and results of operations.

In addition, if MET642 or any future product candidate is approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of MET642 or any future product candidate. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we will need to focus MET642 or any future product candidate on the potential treatment of certain indications. For example, for MET642, we only have one clinical trial planned for the treatment of UC. We discontinued the pursuit of NASH opportunities with MET642, MET409 and HSD17b13 that later may prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current or potential future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may also relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. See “—If we fail to achieve the expected financial and operational benefits of our recent restructuring plan, our business and financial results may be harmed” for additional discussion.

Even if we obtain FDA approval of MET642 or any future product candidate, we may never obtain approval or commercialize such product outside of the United States, which would limit our ability to realize their full market potential.

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

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, and could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, and could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. The COVID-19 pandemic has resulted in governments implementing numerous containment measures, such as travel bans and restrictions, particularly quarantines, stay at home orders and business limitations and shutdowns.

We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. Any stay-at-home order and remote work policies may negatively impact productivity, increase risks associated with cybersecurity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results, and financial condition.

In addition, we expect that our corporate lease will terminate on or around March 31, 2022, at which point we will transition to a fully remote work environment and will not maintain a corporate headquarters. Having a fully remote work environment may make it more difficult for us to preserve our corporate culture and our employees may have decreased opportunities to collaborate in meaningful ways. Further, we cannot guarantee that having a fully remote work environment will not have a negative impact on employee morale and productivity. Any failure to preserve our corporate culture and foster collaboration could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.

Quarantines, stay at home and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, may impact personnel at third-party manufacturing facilities or the availability or cost of materials, which would disrupt our supply chain. In particular, some of our suppliers of certain materials used in the production of MET642, our only current product candidate, are located in Europe, where there have been government-imposed quarantines. While many of these materials may be obtained by more than one supplier, restrictions resulting from the COVID-19 pandemic may disrupt our supply chain or limit our ability to obtain sufficient materials for MET642 or any future product candidate.

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

The ultimate impact of the ongoing COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely. To the extent the COVID-19 pandemic adversely affects our operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us. If their product candidates are shown to be safer or more effective than ours, then our commercial opportunity will be reduced or eliminated.

The development and commercialization of new products is highly competitive. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop small molecules and biologics for the treatment of GI diseases. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop or that would render any products that we may develop obsolete or non-competitive. Our competitors also may obtain marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Several companies have active research and development programs on FXR and are further along in development than we are with MET642. Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or cheaper than our comparable product. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of our product’s entry. We believe the competitive factors that will determine the success of our programs will be the efficacy, safety, pricing and reimbursement and convenience of MET642 or any future product candidate.

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

We are focused on the development of treatments for GI diseases. Our projections of addressable patient populations that have the potential to benefit from treatment with MET642 or any future product candidate are based on estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. If any of our estimates are inaccurate, the market opportunities for MET642 or any future product candidate could be significantly diminished and have an adverse material impact on our business.

Risks Related to Manufacturing and Our Reliance on Third Parties

We contract with third parties for the manufacturing and supply of product candidates for use in preclinical testing and clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.

We do not have any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of product candidates for preclinical and clinical testing, as well as for commercial supply if MET642 or any future product candidate is approved. We currently do not have long-term agreements with any of our third-party manufacturers and do not have any contractual relationships for the manufacture of commercial supplies of any product candidate, if approved. This reliance increases the risk that we will not have sufficient quantities of MET642 or any future product candidates, or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. This could be particularly problematic where we rely on a single-source supplier, as is currently the case for the manufacture of the drug substance and the drug product for MET642. In addition, if we were to experience an unexpected loss of supply of MET642 or any future product candidate for any reason, including as a result of manufacturing, supply or storage issues, our business would be harmed, and we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

Furthermore, all entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for MET642 and any future product candidate, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants, or to inadvertent changes in the properties or stability of MET642 or any future product candidate that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA on a timely basis and must adhere to the FDA’s GLP regulations and cGMP regulations enforced by the FDA through its facilities inspection program. Comparable foreign regulatory authorities may require compliance with similar requirements. The facilities and quality systems of our third-party contractor manufacturers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of MET642 or any future product candidate. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP regulations, but we are nevertheless responsible for their failures to comply with applicable laws and regulations, including cGMP.

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

Any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture MET642 or any future product candidate may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture a product candidate. The process of changing manufacturers is extensive and time consuming and could cause delays or interruptions in our drug development. Further, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

Our or a third party’s failure to execute on our manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

•	an inability to initiate or continue clinical trials of MET642 or any future product candidate under development;
•	delay in submitting regulatory applications, or receiving marketing approvals, for a product candidate;
•	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•	requirements to cease development or to recall batches of MET642 or any future product candidate; and
•	in the event of approval to market and commercialize MET642 or any future product candidate, an inability to meet commercial demands for such product candidates.

In order to conduct later-stage clinical trials of MET642 or any future product candidate we will need to manufacture them in large quantities. We, or our manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of a product candidate in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we or our manufacturing partners are unable to successfully scale up the manufacture of a product candidate in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or become infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

Additionally, our third-party manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, or unstable political environments, or health pandemics or epidemics such as the ongoing COVID-19 pandemic. For example, many of our raw materials for manufacture of MET642 are produced in Europe, which could impact our ability to manufacture and supply material for clinical and commercial supply. If our contract manufacturers were to encounter any manufacturing difficulties or delays due to these factors, our ability to provide MET642 or any future product candidate to patients in clinical trials, or to provide product for treatment of patients if and when approved, would be jeopardized.

We rely, and intend to rely, on third parties to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are, and expect to remain, dependent on third parties to conduct our ongoing and planned clinical trials of MET642 or any future product candidate, and any future preclinical and clinical trials of any other product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators, and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for any product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If our clinical trial site terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trial unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trial may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or comparable foreign regulatory authorities concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing MET642 or any future product candidate.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for MET642 or any future product candidate and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

Even if we receive marketing approval, we may not be able to successfully commercialize MET642 or any future product candidate due to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could make it difficult for us to sell our product candidates profitably.

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

We expect to experience pricing pressures in connection with the sale of MET642 or any future product candidate due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the successful commercialization of new products. Further, the adoption and implementation of any future governmental cost containment or other health reform initiative may result in additional downward pressure on the price that we may receive for any approved product.

Outside of the United States, many countries require approval of the sale price of a product before it can be marketed and the pricing review period only begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some of these countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of MET642 or any future product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in MET642 or any future product candidate, even if such product candidates obtain marketing approval.

We may wish to acquire rights to future assets through in-licensing or may attempt to form collaborations in the future with respect to MET642 or any future product candidate, but may not be able to do so, which may cause us to alter or delay our development and commercialization plans.

The development and potential commercialization of MET642 or any future product candidate will require substantial additional capital to fund expenses. We may, in the future, decide to collaborate with biopharmaceutical companies for the development and potential commercialization of product candidates. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:

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

The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under any license agreements from entering into agreements on certain terms or at all with potential collaborators. Collaborations are complex and time consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators and changes to the strategies of the combined company. As a result, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such product candidate, reduce or delay one or more of our other development programs, delay the potential commercialization or reduce the scope of any planned sales or marketing activities for such product candidate, or increase our expenditures and undertake development, manufacturing or commercialization activities at our own expense. If we elect to increase our expenditures to fund development, manufacturing or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop MET642 or any future product candidate or bring it to market and generate product revenue. Even if we are successful in our efforts to establish such collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development approval of a product candidate is delayed, the safety of a product candidate is questioned or sales of an approved product candidate are unsatisfactory.

Risks Related to Our Intellectual Property

Our commercial success depends on our ability to obtain and maintain sufficient intellectual property protection for MET642 or any future product candidate and other proprietary technologies.

Our commercial success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and various foreign jurisdictions such as Europe, China, and Japan with respect to MET642 or any future product candidate, proprietary technologies, and their uses, and the manufacture and formulation thereof, that we develop. If we are unable to obtain and maintain patent protection with respect to MET642 or any future product candidate, proprietary technologies, and their uses, our business, financial condition, results of operations and prospects could be materially harmed. Given that the development of our product candidates, proprietary technologies, and their uses is at an early stage, our intellectual property portfolio with respect to certain aspects of our product candidates and proprietary technologies is also at an early stage.

We generally seek to protect our proprietary position by filing patent applications in the United States, Europe, China, Japan and other foreign jurisdictions related to our product candidates, proprietary technologies and their uses which are important to our business. Our pending and future patent applications cannot be enforced against third parties practicing the technology claimed in such patent applications unless, and until, patents issue from such patent applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. This failure to obtain the intellectual property rights relating to MET642 or any future product candidate could have a material adverse effect on our financial condition and results of operations.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting MET642 or any future product candidate by obtaining and defending patents. Obtaining and enforcing patents is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner, including as a result of the ongoing COVID-19 pandemic. It is also possible that we will fail to identify patentable aspects of our development results before it is too late to obtain patent protection.

Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, independent contractors, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek adequate patent protection.

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

Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates, or their intended uses, and as a result the potential impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the potential impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. Because patent applications are maintained as confidential for a certain period of time (for example, patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases, not at all), until the relevant patents and patent applications are published, we may be unaware of third-party patents that may be infringed by commercialization of MET642 or any future product candidate, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases, and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon their patents. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

Our patents or pending patent applications may be challenged in the courts or patent offices in the United States, Europe, China, Japan, and other foreign jurisdictions. For example, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in post-grant review procedures, derivations, reexaminations, or inter parties review proceedings, in the United States or oppositions or similar proceedings in foreign jurisdictions, challenging our patent rights. The legal threshold for initiating such proceedings may be low, so that even proceedings with a low probability of success might be initiated. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

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

As the biopharmaceutical industry expands and more patents are issued, the risk increases that MET642 or any future product candidate may be subject to claims of infringement of the patent rights of third parties. There can be no assurance that our operations do not, or will not in the future, infringe existing or future third-party patents. Identification of third-party patent rights that may be relevant to our operations is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to our operations or necessary for the commercialization of our product candidates in any jurisdiction.

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

The scope of a patent claim is determined by an interpretation of the relevant law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent claim may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market MET642 or any future product candidate. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, product candidates, their respective methods of use, manufacture and formulations thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

We cannot ensure that patent rights relating to inventions described and claimed in our pending patent applications will be issued or that patents based on our patent applications will not be challenged and rendered invalid and/or unenforceable.

We have patent applications and patents in our portfolio relating to our prior research programs and MET642 that are pending at the patent offices in the U.S., Europe, China, Japan, and other foreign jurisdictions. However, we cannot predict:

•	if and when patents may be issued based on our patent applications, including as a result of the delays at the applicable patent office as a result of the ongoing COVID-19 pandemic;
•	the scope of protection of any patent issuing based on our patent applications;
•	whether the claims of any patent issuing based on our patent applications will provide protection against competitors;
•	whether or not third parties will find ways to invalidate or circumvent our patent rights;
•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications;
•	whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;

•	whether the patent applications that we own or in-license will result in issued patents with claims that cover MET642 or any future product candidate or uses thereof; and/or
•

whether, as the COVID-19 pandemic continues to spread around the globe, we may experience patent office interruption or delays to our ability to timely secure patent coverage to MET642 or any future product candidate.

We cannot be certain that the claims in our pending patent applications directed to MET642 or any future product candidate, as well as technologies relating to any future research programs will be considered patentable by the USPTO or by patent offices in foreign countries. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim relevant to our business. There is no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability, or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our product candidates. In the event of litigation or administrative proceedings concerning any of our issued patents, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing MET642 or any future product candidate.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell MET642 or any future product candidate without infringing the intellectual property and other proprietary rights of third parties. Third parties may allege that we have infringed or misappropriated their intellectual property. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities, and there may be additional delays in such litigation or other legal proceedings due to the ongoing COVID-19 pandemic. Such litigation or other legal proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or other legal proceedings. Some of our competitors may be able to sustain the costs of such litigation or other legal proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other legal proceedings could have a material adverse effect on our ability to compete in the marketplace.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other legal proceedings regarding intellectual property rights with respect to MET642 or any future product candidate. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The scope of patent claims is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, or methods of use either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity of third-party patent claims may be difficult and uncertain. Even if we are successful in these legal proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in defending our rights in these legal proceedings, which could have a material adverse effect on our business and operations, including as a result of additional delays in such legal proceedings due to the ongoing COVID-19 pandemic. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing, or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing MET642 or any future product candidate or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents, trademarks, copyrights, or other intellectual property that relate to any future research programs and product candidates, their respective methods of use, manufacture and formulations thereof. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent that we own or have licensed is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of our patents is upheld, the court will construe the claims of our patents narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention at issue. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Patents are of national or regional effect, and although we have one issued United States patent for our sole product candidate MET642 and pending patent applications in the United States, Europe, China, Japan and other foreign jurisdictions for MET642, filing, prosecuting and defending patents on any future research programs and product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These competitor products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia.  Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect MET642 or any future product candidate.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents relating to any future research programs and MET642 or any future product candidate. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws, rules and regulations in the United States and other countries could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be issued or enforced in our patents or in third-party patents. In addition, the U.S. Congress or foreign legislative bodies may pass patent reform legislation that is unfavorable to us.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be required to be paid to the USPTO and various foreign patent agencies at various stages over the lifetime of our patents and/or patent applications. We have systems in place to remind us to pay these fees, and we rely on our outside patent annuity service to pay these fees when due. In addition, the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply with these provisions. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance (including as a result of the ongoing COVID-19 pandemic) can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction, including as a result of failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If such an event were to occur, including with respect to the patents and patent applications covering any future research programs and product candidates, as well as their respective methods of use, manufacture and formulations thereof, it could have a material adverse effect on our business, as for example, competitors might be able to enter the market earlier than would otherwise have been the case.

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

Patent terms may be inadequate to protect our competitive position on MET642 or any future product candidate for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering MET642 or any future product candidate are obtained, once the patent life has expired for a product, we may be open to competition from generic products. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension for MET642 or any future product candidate, our commercial success may be materially harmed.

A patent term extension based on regulatory delay may be available in the United States. Depending upon the timing, duration and specifics of FDA marketing approval of MET642 or any future product candidate, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, only a single patent can be extended for each FDA approved product as compensation for the patent term lost during the FDA regulatory review process, and any patent can be extended only once, for a single product. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We have registered trademarks with the appropriate agencies in the United States, Europe, and China. Our future trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

Moreover, any name we have proposed to use with MET642 or any future product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, it may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

In addition to seeking patent protection for some of our technology and MET642 or any future product candidate, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Elements of our product candidates, including processes for their preparation and manufacture, may involve proprietary know-how, information, or technology that is not covered by patents, and thus for these aspects we may consider trade secrets and know-how to be our primary intellectual property. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

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

While we may litigate to defend ourselves against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management and other employees. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies that are essential to MET642 or any future product candidate, if such technologies are found to incorporate or be derived from the trade secrets or other proprietary information of the current or former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to research and develop and to manufacture product candidates, we must share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s independent discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

From time to time, we may be required to license technologies relating to any future therapeutic research programs from additional third parties to further develop or commercialize MET642 or any future product candidate. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use or sell our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop or commercialize any of our product candidates could cause us to abandon any related efforts, which could seriously harm our business and operations.

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

Risks Related to Employee Matters and Managing Growth and Other Risks Related to Our Business

We are highly dependent on our key personnel, and if we are not able to retain these members of our management team or recruit and retain additional management and clinical personnel, our business will be harmed.

We are highly dependent on the services of our key personnel, including Preston Klassen, M.D., who serves as our President and Chief Executive Officer. Our key personnel may terminate their employment with us at any time.  The loss of the services of our key personnel could harm our ability to successfully implement our business strategy.  Replacing key personnel may be difficult and may take an extended period of time because of the limited number of individuals in the highly competitive biopharmaceutical industry.

In addition, our industry has experienced a high rate of turnover in recent years. Our ability to compete in the highly competitive biopharmaceutical industry depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with medical, regulatory, manufacturing and management skills and experience. We conduct our operations in the greater San Diego area, a region that is home to many other biopharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical companies. Many of the other biopharmaceutical companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize MET642 or any future product candidate and to grow our business and operations as currently contemplated.

We expect to expand our development, regulatory and operational capabilities as we advance our development programs and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2021, we had 32 full-time employees.  After a reduction in force implemented in February 2022 as part of our corporate restructuring plan, the number of employees dropped to 17. As we advance our development programs, we expect to experience some growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if MET642 or any future product candidate receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize MET642 or any future product candidate and, accordingly, may not achieve our development and commercialization goals.

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

Our future profitability may depend, in part, on our ability to commercialize MET642 or any future product candidate in foreign markets for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our product candidates before we receive marketing approval from the applicable regulatory authority in that foreign market, and we may never receive such marketing approval for any of our product candidates. To obtain marketing approval in many foreign countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

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

Our internal information technology systems, or those of our third-party CROs, contractors, consultants or others who process sensitive information on our behalf, may fail or suffer actual or perceived security breaches, loss or leakage of data and other compromises, any of which could result in a material disruption of our product candidates’ development programs, compromise sensitive information related to our business or prevent us from accessing such information, expose us to liability or otherwise adversely affect our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we may collect, store, transmit, or otherwise process information (including but not limited to intellectual property, proprietary business information and personal data of employees, clinical trial participants and others). It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. We also have outsourced certain of our operations to third parties, and as a result we manage a number of third parties who have access to our information.

Given our (and that of our third-party CROs, contractors, consultants or others who process sensitive information on our behalf) information technology systems’ size and complexity and the increasing amounts of information that they maintain, these systems are potentially vulnerable to breakdown, damage or disruptions caused by several potential sources, such as corruption, system malfunction, natural disasters, public health epidemics (such as the COVID-19 pandemic), terrorism, war or military conflicts (such as the conflict between Russia and Ukraine), telecommunication and electrical failures, fraudulent activity, cyber-attacks by sophisticated nation-state and nation-state supported actors, as well as security breaches from inadvertent or intentional actions (such as theft or error) by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware (such as malicious code, viruses and worms), phishing attacks, supply chain attacks, denial-of-service attacks, social engineering schemes and other means that affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure as well as lead to unauthorized access, disclosure or acquisition of information. Similarly, ransomware attacks, including those perpetrated by organized criminal actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impacts of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. The techniques used to sabotage or to obtain unauthorized access to our information technology systems or those upon whom we rely to process our information change frequently, and we have not always been able in the past and may be unable in the future to anticipate such techniques or implement adequate preventative measures or to stop security breaches in all instances. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our information technology systems, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss. Third parties may also attempt to and successfully exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities utilized by us or our third-party CROs, contractors, consultants or others upon whom we rely. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, and/or inappropriate disclosure of, inappropriate access to information, or other compromise, we could incur liability and reputational damage and the further development and commercialization of MET642 or any future product candidates could be delayed.

We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of MET642 or any future product candidate could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our or our vendors’ information technology systems or security breaches could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, information (including trade secrets or other intellectual property, proprietary business information and personal data), which could result in financial, legal, business and reputational harm to us.

Failure to prevent or mitigate cyberattacks could lead to negative publicity, may cause our collaborators or other relevant stakeholders to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. In addition, the costs to respond to a cybersecurity event or to mitigate any identified security vulnerabilities could be significant, including costs for remediating the effects of such an event, paying a ransom, restoring data from backups, and conducting data analysis to determine what data may have been affected by the breach. In addition, our efforts to contain or remediate a security breach or any vulnerability exploited to cause a breach may be unsuccessful, and efforts and any related failures to contain or remediate them could result in interruptions, delays, harm to our reputation, and increases to our insurance coverage.

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

Further, failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive or confidential information, including preventing us from conducting clinical trials, tests or development activities and preventing us from managing the administrative aspects of our business.

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

We are subject to stringent and changing privacy and information security laws, regulations, standards, policies and contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions, a disruption of our clinical trials or commercialization of our products, private litigation, changes to our business practices, increased costs of operations, adverse publicity, an increase the costs of our products, limitations on the use or adoption of our products, and other negative affects on our operating results and business.

Regulation of data (including personal data) is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations, or Privacy Regulations, addressing data privacy and security, and the collection, processing, storage, transfer, and use of data. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data. Moreover, we are subject to the terms of our privacy and security policies, representations, certifications, standards, publications, contracts and other obligations to third parties related to data privacy, security and processing. These and other requirements could require us or our collaborators to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our collaborators’ ability to process or use data in order to support the provision of our products, affect our or our collaborators’ ability to offer our products in certain locations, cause regulators to reject, limit or disrupt our clinical trial activities, result in increased expenses, reduce overall demand for our products, and make it more difficult to meet expectations of relevant stakeholders.

We and any potential collaborators may be subject to Privacy Regulations including, without limitation, laws that regulate personal data such as health data. For example, in the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state personal information laws (e.g., the California

Consumer Privacy Act of 2018, or CCPA), state data breach notification laws, state health information privacy laws and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure and protection of health-related and other personal data. These laws and regulations could apply to our operations, the operations of our collaborators, or other relevant stakeholders upon whom we depend. In addition, we may obtain personal data (including health information) from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Additionally, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

Foreign data protection laws, such as, without limitation, the European Union’s, or EU, General Data Protection Regulation, or GDPR, and EU member state implementing legislation, may also apply to health-related and other personal data that we process, including, without limitation, personal data relating to clinical trial participants. European data protection laws impose strict obligations on the processing of health-related and other personal data of European data subjects, including in relation to security (which requires the adoption of administrative, physical and technical safeguards designed to protect such information), collection, use and transfer or personal data. European data protection laws may affect our use, collection, analysis, and transfer (including cross-border transfer) of such personal data. These include, without limitation, several requirements relating to transparency related to communications with data subjects regarding the processing of their personal data, obtaining the consent of the individuals to whom the personal data relates, limitations on the retention of personal data, increased requirements pertaining to health data, establishing a legal basis for processing, notification of data processing obligations or security incidents to the competent national data protection authorities and/or data subjects, the security and confidentiality of the personal data, various rights that data subjects may exercise with respect to their personal data, and strict rules and restrictions on the transfer of personal data outside of Europe (including from the European Economic Area, or EEA), Switzerland and United Kingdom, or UK.

European data protection laws prohibit, without an appropriate legal basis, the transfer of personal data to countries outside of Europe, such as to the United States, which are not considered able to provide an adequate level of data protection. A decision by the Court of Justice of the European Union, or the “Schrems II” ruling, invalidated the EU-U.S. Privacy Shield Framework, and raised questions about whether the European Commission’s Standard Contractual Clauses, or SCCs, one of the primary alternatives to the Privacy Shield, can lawfully be used for personal data transfers from Europe to the United States or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of personal data from Switzerland to the U.S. The UK, whose data protection laws are similar to those of the EU, has similarly determined that the EU-U.S. Privacy Shield is not a valid mechanism for lawfully transferring personal data from the UK to the United States. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular, applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. However, the nature of these additional measures is currently uncertain. Additionally, the European Commission adopted new SCCs that require us to update our contracts that involve the transfer of personal data outside of the EEA to the new SCCs. As supervisory authorities issue further guidance on personal data export mechanisms, including on the new SCCs, and/or start taking enforcement action, our compliance costs could increase, we may be subject to complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we conduct clinical trials, this could negatively impact our business.

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

We publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal data, and/or other confidential information. Although we endeavor to comply with our published policies and documentation, we may at times actually fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or contractors fail to comply with our published policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.

Compliance with U.S. federal and state as well as foreign data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure, or perceived failure, to comply with federal, state, and foreign data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties, fines or penalties), private litigation, a diversion of management attention, adverse publicity and negative effects on our operating results and business. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or data protection obligations related to information security or security breaches. We also cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

We or the third parties upon whom we depend may be adversely affected by earthquakes, fires, other natural disasters, health pandemics or epidemics, terrorism and similar unforeseen events beyond our control, including for example the ongoing COVID-19 pandemic, prevented us from using all or a significant portion of our headquarters or research facility, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical trials, our development plans and business.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses for tax years beginning on or prior to December 31, 2017 will carry forward to offset future taxable income, if any, until such unused losses expire. Under current law, unused federal losses generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but the deductibility of such federal net operating loss carryforwards, or NOLs, in tax years beginning after December 31, 2020 is limited to 80% of current year taxable income. Many states have similar laws. In addition, both our current and our future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We have not completed a Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation due to the complexity and cost associated with such a study and the fact that there may be additional such ownership changes in the future. As a result, if we earn net taxable income, our NOLs generated in tax years beginning before January 1, 2018 may expire prior to being used, our NOLs generated in tax years beginning after December 31, 2017 will be subject to a percentage limitation in tax years beginning after December 31, 2020 and, if we undergo an ownership change (or if we previously underwent an ownership change), our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California has imposed limits on the usability of California state net operating losses and certain California tax credits to offset taxable income and taxes, respectively, in certain tax years. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit the commercialization of any product candidates that we may develop.

We face an inherent risk of product liability exposure related to the testing of product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that MET642 or any future product candidate or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

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

We currently hold $10 million in aggregate product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage if MET642 or any future product candidate advances through clinical trials and if we successfully commercialize any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect through 2031, unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, Congress is considering additional health reform measures as part of other reform initiatives.

New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products (if approved) and, accordingly, the results of our financial operations. Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2026. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. At the state level, individual states in the United States are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In the EU, coverage and reimbursement status of any product candidates for which we obtain regulatory approval are provided for by the national laws of EU Member States. The requirements may differ across the EU Member States. Also at a national level, actions have been taken to enact transparency laws regarding payments between pharmaceutical companies and healthcare professionals.

We will be subject to applicable fraud and abuse, transparency, government price reporting and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any future product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we conduct our research as well as the manner in which we would market, sell and distribute our products if approved. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. The laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has also been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other the other hand. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal civil and criminal false claims laws, such as the False Claims Act, or FCA, and civil monetary penalty laws, which imposes significant penalties and can be enforced by private citizens through civil qui tam actions, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment or approval by the federal government, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. For example, pharmaceutical companies have been prosecuted under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Criminal prosecution is also possible for making or presenting a false, fictitious or fraudulent claim to the federal government. Government enforcement agencies and private whistleblowers have investigated pharmaceutical companies for or asserted liability under the FCA for a variety of alleged promotional and marketing activities, such as providing free product to customers with the expectation that the customers would bill federal programs for the product, providing consulting fees and other benefits to physicians to induce them to prescribe products, engaging in promotion for “off-label” uses, and submitting inflated best price information to the Medicaid Rebate Program. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;

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
•

the federal transparency requirements under the Physician Payments Sunshine Act, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to HHS information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as  physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members; and

•

analogous state and foreign laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, track and report gifts, compensation and other remuneration provided to physicians, other healthcare providers and other healthcare entities, or drug pricing, and/or ensure the registration and compliance of sales personnel and other federal, state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

We have entered into consulting arrangements with physicians and other healthcare providers, some of whom are compensated with stock options including some who could influence the use of MET642 or any future product candidate, if approved. Because of the complex and far-reaching nature of these laws, regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. We could be adversely affected if regulatory agencies interpret our financial relationships with providers who may influence the ordering of and use our product candidates, if approved, to be in violation of applicable laws.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies, healthcare providers and other third parties, including charitable foundations, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time- and resource-consuming and can divert management’s attention from our business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations prohibit, among other things, companies and their employees, agents, CROs, legal counsel, accountants, consultants, contractors and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of these trade laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on third parties for research, preclinical studies and clinical trials and/or to obtain necessary permits, licenses, patent registrations and other marketing approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

The requirements of being a public company may strain our resources, divert our management’s attention and our ability to attract and retain qualified board members.

We are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of Sarbanes-Oxley and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations relating to public companies. Sarbanes-Oxley, as well as rules subsequently adopted by the SEC, and the Nasdaq Global Market to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.

Compliance with these rules and regulations substantially increases our legal and financial compliance costs and makes some activities more time consuming and costly. To the extent these requirements significantly divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. These costs decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Being a public company subject to these regulations also makes it more expensive for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees or as executive officers.

We are also subject to more stringent state law requirements because we are a public company. For example, on September 30, 2018, California Governor Jerry Brown signed into law Senator Bill 826 (SB826), which generally requires public companies with their principal executive office in California to have a minimum number of females on the company’s board of directors. In order to be in compliance with SB826, we are required to have three female members of our board of directors. Additionally, on September 30, 2020, California enacted Assembly Bill 979 (AB979), requiring public companies with their principal executive office in California to have directors from  underrepresented communities based on ethnicity and sexual orientation.  In order to be in compliance with AB979, we are required to have at least three directors from underrepresented communities by December 31, 2022.  As of December 31, 2021, we were in compliance with AB979, which only required on director from an underrepresented community as of such date, but were not in compliance with SB826.  The current composition of our board of directors includes one female director and one director from an underrepresented community. In order to meet the requirements of applicable California law, we expect to onboard the requisite number of female and diverse directors before December 31, 2022. If we fail to comply with these laws, we could be fined by the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 fine for each subsequent violation, and our reputation may be adversely affected. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity quotas as required by California law (provided that such laws are not repealed), which may cause certain investors to divert their holdings in our securities and expose us to financial penalties and/or reputational harm.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Each of our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Each of our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. We could be held liable for any resulting damages in the event of contamination or injury resulting from the use of hazardous materials by us and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

Prior to the completion of our IPO, there was no public market for our common stock. We cannot assure you that an active or liquid market in our common stock will develop, or if it does develop, it may not be sustainable. Our stock price has been, and in the future, may be volatile. For example, the market price of our common stock declined significantly as a result of the announcement we made on October 24, 2021 regarding our determination to stop the development of our FXR product candidates in the indication of NASH. The stock market in general and the market for smaller pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	limited daily trading volume resulting in the lack of a liquid market;
•	our operating performance and the performance of other similar companies;
•	our ability to enroll subjects in our ongoing and planned clinical trials;
•	results from our ongoing clinical trials and future clinical trials with MET642 or any future product candidate or of our competitors;
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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, additional borrowings under the K2 Loan Agreement, collaborations and other similar arrangements. In October 2021, we filed a shelf registration statement on Form S-3 (Registration No. 333-260023) that allows us to sell up to an aggregate of $150.0 million of our common stock, preferred stock, debt securities and/or warrants, which includes a prospectus covering the issuance and sale of up to $50.0 million of common stock pursuant to an at-the-market, or ATM, offering program. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Additional debt financing, if available, may involve agreements that include covenants further limiting or restricting our ability to take specific actions beyond those contained in the K2 Loan Agreement, such as further limitations on our ability to incur additional debt, make capital expenditures or declare dividends.

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

If we are unable to regain compliance with the listing requirements of the Nasdaq Global Market, our common stock may be delisted from the Nasdaq Global Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

Our common stock is listed on the Nasdaq Global Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholders' equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Global Market.

On February 4, 2022, we received a notice, or Notice, from the Nasdaq Stock Market LLC, or Nasdaq, that we are not currently in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement. The Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 days, or until August 3, 2022, to regain compliance with the Minimum Bid Price Requirement by having the closing bid price of our common stock meet or exceed $1.00 per share for at least ten consecutive business days. The Notice had no immediate effect on the listing of our common stock, and our common stock will continue to trade on the Nasdaq Global Market under the symbol “MTCR” at this time.

If we do not regain compliance by August 3, 2022, we may be afforded an additional 180 calendar day period to regain compliance. To qualify, we would be required to transfer to the Nasdaq Capital Market and meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period. Following a transfer to the Nasdaq Capital Market, we would be afforded the second 180 calendar day period to regain compliance, unless it does not appear to Nasdaq that it is possible for us to do so. If we do not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), our common stock will become subject to delisting. In the event that we receive notice that our common stock is being delisted, the Nasdaq listing rules permit us to appeal a delisting determination by the Staff to a hearings panel.

There can be no assurance, however, that we will be able to regain compliance with the Minimum Bid Price Requirement, and even if we do, there can be no assurance that we will be able to maintain compliance with the continued listing requirements for the Nasdaq Global Market (or, potentially, the Nasdaq Capital Market) or that our common stock will not be delisted in the future. In addition, we may be unable to meet other applicable listing requirements of the Nasdaq Global Market (or, potentially, the Nasdaq Capital Market), including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Minimum Bid Price Requirement.

Delisting from the Nasdaq Global Market may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

If we are delisted from Nasdaq and we are not able to list our common stock on another exchange, our common stock could be quoted on the OTC Bulletin Board or in the “pink sheets.” As a result, we could face significant adverse consequences including, among others:

•	a limited availability of market quotations for our securities;
•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and little or no analyst coverage for us;
•	an inability to qualify for exemptions from state securities registration requirements, which may require us to comply with applicable state securities laws; and
•	a decreased ability to issue additional securities (including pursuant to registration statements on Form S-3) or obtain additional financing in the future.

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

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. In addition, the terms of the K2 Loan Agreement preclude us from paying cash dividends. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In June 2017, we entered into a lease agreement, or our Corporate Lease, for our corporate headquarters located at 3985 Sorrento Valley Blvd., Suite C, San Diego, California 92121 where we currently occupy 20,475 square feet of office and laboratory space. The term of our Corporate Lease originally extended through March 2023, but on March 11, 2022, we entered into an agreement, or the Lease Termination Agreement, with our landlord to accelerate the expiration date of our Corporate Lease to the later of March 31, 2022 and the date that our landlord executes a lease agreement with a third party for the premises. We expect that our Corporate Lease will terminate on or around March 31, 2022, at which point we will transition to a fully remote work environment and will not maintain a corporate headquarters. We believe that a fully remote work environment will be adequate to meet our needs for the immediate future, and that we will be able to obtain access to suitable physical office space in the future to the extent necessary.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on The Nasdaq Global Market under the symbol “MTCR” since September 15, 2020. Prior to that date, there was no public trading market for our common stock.

Holders of Common Stock

The last reported sale price of our common stock on March 25, 2022 as reported on the Nasdaq Global Market was $0.57. As of March 25, 2022, there were approximately 37 holders of record of our common stock, which does not include shares held in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Use of Proceeds from our Initial Public Offering

On September 18, 2020, we closed our initial public offering, or IPO, of 6,540,000 shares of common stock at a public offering price of $13.00 per share. The offer and sale of our common stock in our IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (Registration No. 333-248292), or the Registration Statement, which was declared effective on September 15, 2020.

As of December 31, 2021, we have used $60.7 million of the net offering proceeds from our IPO. The following information updates the planned use of proceeds information from our IPO that we previously disclosed in our final prospectus for our IPO, dated as of September 15, 2020, and filed with the SEC pursuant to Rule 424(b)(4) on September 16, 2020 (File No. 333-248292). We intend to use the net proceeds from the IPO, together with our existing cash, cash equivalents, and short-term investments, to pursue the development of MET642 for the treatment of UC, including the initiation of a Phase 2a proof-of-concept clinical trial. We intend to use the remainder to fund any potential future clinical trials and for working capital and other general corporate purposes, including the additional costs associated with being a public company.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

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

Overview

We are a clinical-stage biopharmaceutical company currently focused on discovering and developing differentiated therapies for patients with GI diseases. Our most advanced program, MET642, targets the FXR, which is central to modulating GI and liver diseases.

Prior to February 2022, we were developing another FXR agonist, MET409, for the treatment of NASH, a liver disease characterized by excess liver fat, inflammation and fibrosis. While we believe these two compounds demonstrate potential for differentiated treatments in both monotherapy and combination treatment for NASH, given recent clinical outcomes of our programs relative to competing programs, reduced investor sentiment in NASH, and the significant resources required to pursue further development in NASH, we elected to discontinue future development of our FXR program in NASH while prioritizing our resources and efforts toward the development of MET642 for the treatment of UC, one of the two primary types of IBD. We were also developing small molecule inhibitors of HSD17β13 for the treatment of NASH. HSD17β13 is a genetically validated target for advanced liver disease. In February 2022, our Board, approved a corporate restructuring plan, or Restructuring Plan, that resulted in the reduction of approximately 50% of our workforce, primarily consisting of our research organization, which consequently resulted in the discontinued development of our HSD program.

We are pursuing development of MET642 for the treatment of UC, as we believe FXR plays a key role in the treatment of IBD, including UC. FXR is highly expressed by intestinal epithelial cells and plays a key role in healthy intestinal function by maintaining the epithelial barrier, reducing bacterial translocation into the intestinal wall and regulating the innate immune response. FXR-based therapies in IBD address multiple aspects of IBD pathogenesis without the immunosuppression inherent to other advanced-line therapies.

IBD is a significant global health issue and is thought to occur due to a maladaptive immune response to gut microbes. UC and Crohn’s disease are the two primary types of IBD. Patients with IBD can suffer from abdominal pain and bloody diarrhea and also be at increased risk of colorectal cancer. The global incidence of IBD is increasing and as of 2015, it was estimated that there were 3.1 million people in the United States with IBD. Our first clinical investigation of FXR therapy in IBD will be focused on patients with UC.

Goals in the treatment of UC are to induce and maintain remission while improving patients’ quality of life. For patients with moderate-to-severe UC, medical treatment options have limitations in terms of long-term efficacy and side effects and have complicated administration regimens. There is approximately 10% clinical remission benefit over placebo for existing medical treatment options. Injectable biologics have become a mainstay of treatment in UC patients. While these agents can be effective, long-term response to these agents is often reduced over time, in part due to the development of neutralizing antibodies. Injectable biologics are also cumbersome to administer chronically. Additionally, many of the biologic and other oral therapies for UC result in an immunosuppressive effect that can increase the risk of opportunistic infections and malignancy. Regardless of therapy, most patients with UC who are treated do not achieve clinical remission and combination therapy is generally limited by potentially additive immunosuppressive effects. Novel, effective therapies are needed for this condition, and we believe that an oral once-daily treatment for UC that does not increase the risk of infections could be a beneficial treatment for patients.

We believe an oral, once-daily therapy with FXR agonists could be an attractive treatment option for UC patients that may prefer oral administration instead of injectable biologics that are cumbersome to administer chronically. In preclinical animal studies with our current and previous FXR agonist product candidates, we have observed statistically significant improvements in colon histology and at levels similar to that of a mouse antibody which targets IL-12/23. The IL-12/23 pathway is the target of current approved biologic therapies.

We intend to initiate a Phase 2a proof-of-concept clinical trial of MET642 for the treatment of UC in the second quarter of 2022. We plan to use the data from the Phase 1 clinical trial in healthy volunteers and the Phase 2 clinical trial in NASH to help inform our UC development program. The planned UC trial is a 12-week randomized, double blind, placebo controlled, multi-center study evaluating the efficacy and safety of two dose levels of MET642, compared to placebo, over 12 weeks of treatment. Eligible patients will be randomized in a 1:1:1 ratio to receive MET642 (3 mg), MET642 (6 mg) or placebo. Each trial drug will be given once daily by oral administration. The trial will enroll up to 165 patients in the United States and in Europe. An interim analysis is planned once 50% of the patients have completed treatment in the study.

To date, we have devoted substantially all of our resources to organizing and staffing our company, business, planning, raising capital, researching, discovering and developing our pipeline in FXR and other drug targets and general and administrative support for these operations. We do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through the private placement of convertible preferred stock, the issuance of long-term debt, and the sale of common stock from our IPO and our ATM offering program. To date, we have raised gross proceeds of approximately $124.8 million from the issuance of convertible preferred stock, $15.0 million under the K2 Loan Agreement, and $107.7 million from the sale of common stock from our IPO and our ATM offering program. As of December 31, 2021, we had cash, cash equivalents, and short-term investments of $76.4 million.

We have incurred net losses since our inception. Our net losses were $62.2 million and $37.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $183.0 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase as MET642 or any future product candidates, advance through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for MET642 or any future product candidate, and incur additional costs associated with operating as a public company.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Accordingly, until such time as we can generate significant revenue from sales of MET642 or any future product candidate, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, additional borrowings under the K2 Loan Agreement, collaborations, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

The following table summarizes our research and development expenses allocated by program for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Third-party research and development expenses:
FXR program	$34,114	$15,558
Other research programs	1,634	1,497
Total third-party research and development expenses	35,748	17,055
Unallocated expenses	9,726	9,735
Total research and development expenses	$45,474	$26,790

Unallocated expenses consist primarily of our internal personnel related costs, facility costs, and lab supplies.

Our Restructuring Plan implemented in February 2022 resulted in the reduction of approximately 50% of our workforce, primarily consisting of our research organization, and as a result, we will not incur research expenses for the foreseeable future. We expect our development expenses will fluctuate in the future as we continue to focus on the development of MET642 for the treatment of UC. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials of MET642 or any future product candidate due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We will need to raise substantial additional capital in the future. In addition, we cannot forecast whether MET642 or any future product candidate may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance, and other administrative functions. Other significant costs include facility-related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, and insurance. We anticipate that our general and administrative expenses will increase in the future to support our development and other commercial activities if MET642 or any future product candidate receives marketing approval.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income from our cash, cash equivalents, and short-term investments and interest expense under the K2 Loan Agreement.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020	Change
(In Thousands)
Operating expenses:
Research and development	$45,474	$26,790	$18,684
General and administrative	15,605	9,900	5,705
Total operating expenses	61,079	36,690	24,389
Loss from operations	(61,079)	(36,690)	(24,389)
Other income (expense):
Interest income	102	494	(392)
Interest expense	(1,202)	(1,012)	(190)
Other expense	(28)	(96)	68
Total other income (expense)	(1,128)	(614)	(514)
Net loss	$(62,207)	$(37,304)	$(24,903)

Research and Development Expenses. Research and development expenses were $45.5 million and $26.8 million for the years ended December 31, 2021 and 2020, respectively. The increase in research and development expenses of $18.7 million when comparing the years ended December 31, 2021 and 2020 was primarily due to increases of $20.2 million in clinical trial expenses related to our FXR program, $0.4 million in third-party medicinal chemistry services, and $0.1 million in personnel costs. The increase in research and development expenses was partially offset by decreases of $1.6 million in toxicology expenses and $0.4 million in laboratory supplies expense.

General and Administrative Expenses. General and administrative expenses were $15.6 million and $9.9 million for the years ended December 31, 2021 and 2020, respectively. The increase in general and administrative expenses of $5.7 million when comparing the years ended December 31, 2021 and 2020 was primarily due to increases of $3.0 million in personnel costs, including $1.5 million in non-cash stock-based compensation, $2.5 million of consulting, professional services and other public company related expenses, and $0.2 million of higher facilities and information technology expenses.

Total Other Income (Expense). Total other expense was $1.1 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively. The increase in total other expense of $0.5 million when comparing the years ended December 31, 2021 and 2020 was primarily due to a decrease of $0.4 million in interest income resulting from lower average investment balances and yields during 2021 and an increase of $0.2 million in interest expense resulting from additional borrowings under the K2 Loan Agreement.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2021, we had cash, cash equivalents, and short-term investments of $76.4 million.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Years Ended December 31,
(In Thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(47,160)	$(36,211)
Investing activities	43,910	(32,097)
Financing activities	27,767	77,033
Net increase in cash and cash equivalents	$24,517	$8,725

Operating Activities

Net cash used in operating activities during the year ended December 31, 2021 was primarily due to our net loss of $62.2 million, adjusted for $8.6 million of noncash charges, and $6.4 million from changes in operating assets and liabilities. Noncash charges for the year ended December 31, 2021 primarily consisted of stock-based compensation expense of $6.9 million, amortization of our right-of-use asset of $0.7 million, noncash interest expense of $0.3 million, and $0.6 million from other noncash charges.

Net cash used in operating activities during the year ended December 31, 2020 was primarily due to our net loss of $37.3 million, adjusted for $6.4 million of noncash charges, and $5.3 million from changes in operating assets and liabilities. Noncash charges for the year ended December 31, 2020 primarily consisted of stock-based compensation expense of $5.0 million, amortization of our right-of-use asset of $0.6 million, noncash interest expense of $0.3 million, and $0.4 million from other noncash charges.

Investing Activities

Net cash provided by investing activities of $43.9 million for the year ended December 31, 2021 was primarily due to sales and maturities of short-term investments of $86.6 million, partially offset by purchases of short-term investments of $42.7 million.

Net cash used in investing activities of $32.1 million for the year ended December 31, 2020 was primarily due to purchases of short-term investments of $79.9 million and purchases of property and equipment of $0.2 million, partially offset by sales and maturities of short-term investments of $48.0 million.

Financing Activities

Net cash provided by financing activities of $27.8 million for the year ended December 31, 2021 was primarily due to net proceeds from the issuance of common stock under our ATM offering program of $21.7 million, net proceeds from additional borrowings of long-term debt of $4.8 million, and proceeds from stock option exercises of $1.1 million.

Net cash provided by financing activities of $77.0 million for the year ended December 31, 2020 was primarily due to net proceeds from issuance of common stock from our IPO of $76.9 million and proceeds from stock option exercises of $0.2 million.

K2 Loan Agreement

We borrowed $10.0 million in the first tranche under the K2 Loan Agreement in August 2019. In October 2021, we amended the K2 Loan Agreement and thereby replaced and superseded the $10.0 million of existing term loan tranches with new term loan tranches that enable us to borrow up to an aggregate of $45.0 million upon the achievement of certain milestones. We have borrowed $15.0 million under the first tranche, or the 2021 Refinancing Term Loans, and currently have $30.0 million in term loan tranches available to us upon the achievement of certain milestones under the terms of the K2 Loan Agreement.  However, because we elected to discontinue future development of our FXR program in NASH as part of our restructuring plan in February 2022, we will be unable to borrow $10.0 million under two term loan tranches.

Term loans under the K2 Loan Agreement bear interest at a floating annual rate equal to the greater of (i) the prime rate used by lender plus 4.5% and (ii) 7.75%. The monthly payments on the 2021 Refinancing Term Loans are interest-only until July 1, 2023, and then subsequent to the interest-only period, the 2021 Refinancing Term Loans will be payable in equal monthly installments of principal plus accrued and unpaid interest, through April 1, 2025, the maturity date. We are required to make final fee payments equal to $0.5 million on September 1, 2023 and 5.75% of the aggregate original principal amount of the 2021 Refinancing Term Loans at the maturity date. We may elect to prepay all, but not less than all, of the 2021 Refinancing Term Loans prior to the maturity date, subject to a prepayment fee of up to 3.0% of the then outstanding principal balance. After repayment, no term loan amounts may be borrowed again.

Our obligations under the K2 Loan Agreement are secured by a security interest in substantially all of our assets, other than our intellectual property. The K2 Loan Agreement includes customary affirmative and negative covenants and also includes standard events of default, including an event of default based on the occurrence of a material adverse event, and a default under any agreement with a third party resulting in a right of such third party to accelerate the maturity of any debt in excess of $0.3 million. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. Upon the occurrence and continuance of an event of default, the lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the K2 Loan Agreement. As of December 31, 2021, we were in compliance with all applicable covenants under the K2 Loan Agreement.

Sales Agreement

On October 4, 2021, we entered into a sales agreement, or the Sales Agreement, with SVB Leerink LLC, or SVB Leerink, to sell shares of common stock from time to time through our ATM equity offering program, under which SVB Leerink will act as our sales agent. We have no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. SVB Leerink will be entitled to compensation in an amount of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. A maximum of $50.0 million of shares of common stock may be sold under the Sales Agreement. As of December 31, 2021, we sold 15,534,172 shares of our common stock under the Sales Agreement at a weighted average price of $1.46, resulting in gross proceeds of $22.7 million. We incurred $1.0 million in issuance costs relating to our ATM offering program, consisting of $0.4 million in professional service fees and $0.6 million in underwriter commissions. As of December 31, 2021, we may sell up to an additional $27.3 million of shares of our common stock under the Sales Agreement and pursuant to our ATM offering program.

Material Cash Requirements

As of December 31, 2021, our material cash requirements from known contractual obligations consisted primarily of the following (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years
Lease obligation(1)	$1,059	$876	$183	$—
Debt obligation(2)	19,314	1,179	14,317	3,818
Total obligation	$20,373	$2,055	$14,500	$3,818

(1) Our Corporate Lease contains fixed payment terms based upon the passage of time and requires our payment of maintenance and real estate taxes. In March 2022, we entered into the Lease Termination Agreement which accelerates the expiration of the previous term our Corporate Lease (which extended through March 2023) to the later of March 31, 2022 and the date that our landlord executes a lease agreement with a third party for the premises. We expect that our Corporate Lease will terminate on or around March 31, 2022, at which point we will have no further obligations under our Corporate Lease.

(2) Our contractual obligation under the K2 Loan Agreement consists of principal payments, interest, and fees due to K2.

Under a license agreement with The Salk Institute for Biological Studies, or the FXR License Agreement, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make development milestone payments and royalty payments in connection with sublicensing revenue and the sale of products developed under that agreement. As of December 31, 2021, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above. For additional information regarding the FXR License Agreement, including our payment obligations thereunder, see “FXR License Agreement” in Item 1. “Business” and Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report.

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturers and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included in the table above.

In connection with the Restructuring Plan implemented in February 2022, we expect to incur aggregate costs ranging from $1.1 million to $1.3 million through the first half of 2022, substantially all of which will consist of one-time charges arising from severance obligations, accelerated vesting of certain equity awards and other customary employee benefits payments in connection with the staff reduction, but will include third-party research and development expenses incidental to the discontinuation of our HSD program. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring Plan.

We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to meet our material cash requirements through at least the next 12 months. We expect to finance our longer-term expected future cash requirements and obligations through a combination of existing cash and cash equivalents and equity offerings, debt financings, collaborations, and other similar arrangements. In particular, we currently expect our cash, cash equivalents, and short-term investments will allow us to fund the planned Phase 2a clinical trial of MET642 in UC. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future cash requirements will depend on many factors, including:

•	the scope, rate of progress and costs of our drug discovery, preclinical development activities, laboratory testing and clinical trials for MET642 or any future product candidate;
•	the number and scope of clinical programs we decide to pursue;
•	the extent to which we collaborate with biopharmaceutical companies for the development and potential commercialization of MET642 or any future product candidates;
•	the scope and costs of manufacturing for MET642 or any future product candidate and commercial manufacturing activities;
•	the cost, timing and outcome of regulatory review of MET642 or any future product candidate;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of MET642 or any future product candidate;
•	the costs associated with being a public company;
•	the timing of any milestone and royalty payments to The Salk, or other future licensors;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the cost associated with commercializing MET642 or any future product candidate, if they receive marketing approval.

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our capital needs through a combination of equity offerings, debt financings, collaborations, and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional sufficient capital when needed, we may be required to:

•	delay, reduce or eliminate our development programs or other operations;
•

enter into strategic alliances or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or on terms that are less favorable than might otherwise be available;

•

dispose of technology assets, or relinquish or license on unfavorable terms, our rights to technologies or any future product candidates that we otherwise would seek to develop or commercialize ourselves;

•	pursue the sale of our company to a third party at a price that may result in a loss on investment for our stockholders; or
•	file for bankruptcy or cease operations altogether.

Any of these events could have a material adverse effect on our business, operating results and prospects.

Critical Accounting Estimates

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

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of all stock option grants using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the fair value of the underlying common stock on the date of grant, the risk-free interest rate, the expected stock price volatility, the expected term of stock options, and the expected dividend yield. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted during the years ended December 31, 2021 and 2020.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Metacrine, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Metacrine, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 30, 2022

Metacrine, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$48,910	$24,393
Short-term investments	27,517	71,783
Prepaid expenses and other current assets	2,313	5,847
Total current assets	78,740	102,023
Property and equipment, net	347	634
Operating lease right-of-use asset	902	1,579
Total assets	$79,989	$104,236
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$368	$334
Accrued liabilities	6,567	2,951
Current portion of operating lease liability	825	741
Total current liabilities	7,760	4,026
Operating lease liability, net of current portion	181	1,007
Long-term debt, net of debt discount	13,303	9,372
Other long-term liabilities	1,390	552
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares - 10,000,000 at December 31, 2021 and 2020, respectively; issued and outstanding shares - none at December 31, 2021 and 2020, respectively.	—	—
Common stock, $0.0001 par value; authorized shares – 200,000,000 at December 31, 2021 and 2020, respectively; issued shares – 42,110,560 and 26,005,934 at December 31, 2021 and 2020, respectively; outstanding shares – 42,108,428 and 25,969,442 at December 31, 2021 and 2020, respectively.	4	3
Additional paid-in-capital	240,309	210,021
Accumulated other comprehensive income (loss)	(5)	1
Accumulated deficit	(182,953)	(120,746)
Total stockholders’ equity	57,355	89,279
Total liabilities and stockholders’ equity	$79,989	$104,236

The accompanying notes are an integral part of these financial statements.

Metacrine, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020
Operating expenses:
Research and development	$45,474	$26,790
General and administrative	15,605	9,900
Total operating expenses	61,079	36,690
Loss from operations	(61,079)	(36,690)
Other income (expense):
Interest income	102	494
Interest expense	(1,202)	(1,012)
Other expense	(28)	(96)
Total other income (expense)	(1,128)	(614)
Net loss	$(62,207)	$(37,304)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(6)	(40)
Comprehensive loss	$(62,213)	$(37,344)
Net loss per share, basic and diluted	$(2.29)	$(3.97)
Weighted average shares of common stock outstanding, basic and diluted	27,188,864	9,404,188

The accompanying notes are an integral part of these financial statements.

Metacrine, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2021	2020
Operating activities:
Net loss	$(62,207)	$(37,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	295	307
Stock-based compensation	6,949	5,021
Non-cash interest expense	342	273
Accretion of discounts on investments, net	342	51
Amortization of right-of-use asset	677	624
Change in fair value of warrant liability	—	75
Changes in operating assets and liabilities
Prepaid expenses and other current assets	3,534	(4,155)
Accounts payable and accrued liabilities	3,650	(503)
Lease liability	(742)	(600)
Net cash used in operating activities	(47,160)	(36,211)
Investing activities:
Purchases of property and equipment	(8)	(206)
Purchases of short-term investments	(42,673)	(79,874)
Sales and maturities of short-term investments	86,591	47,983
Net cash provided by (used in) investing activities	43,910	(32,097)
Financing activities:
Proceeds from issuance of common stock from initial public offering, net of issuance costs	—	76,874
Proceeds from issuance of common stock from at-the-market offering program, net of issuance costs	21,661	—
Proceeds from issuance of long-term debt, net of issuance costs	4,825	—
Proceeds from exercise of common stock options	1,098	161
Proceeds from issuance of common stock from employee stock purchase plan	184	—
Repurchase of unvested common stock	(1)	(2)
Net cash provided by financing activities	27,767	77,033
Net increase in cash and cash equivalents	24,517	8,725
Cash and cash equivalents at beginning of year	24,393	15,668
Cash and cash equivalents at end of year	$48,910	$24,393
Supplemental disclosure of cash flow information:
Cash paid for interest	$809	$737
Supplemental non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$122,465
Conversion of convertible preferred stock warrant to common stock warrant	$—	$259
Issuance of common stock warrant	$374	$—
Vesting of common stock	$23	$80

The accompanying notes are an integral part of these financial statements.

Metacrine, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2021 and 2020

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2020	—	$-	25,969,442	$3	$210,021	$1	$(120,746)	$89,279
Issuance of common stock from at-the-market offering program, net of issuance costs	—	—	15,534,172	1	21,660	—	—	21,661
Stock-based compensation	—	—	—	—	6,949	—	—	6,949
Exercise of stock options	—	—	491,695	—	1,098	—	—	1,098
Issuance of common stock warrant	—	—	—	—	374	—	—	374
Vesting of early exercised stock options	—	—	31,665	—	23	—	—	23
Issuance of common stock from employee stock purchase plan	—	—	81,454	—	184	—	—	184
Unrealized loss on investment securities	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(62,207)	(62,207)
Balance at December 31, 2021	—	$—	42,108,428	$4	$240,309	$(5)	$(182,953)	$57,355

	Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	income	deficit	equity (deficit)
Balance at December 31, 2019	85,093,688	$122,465	2,484,848	$—	$5,164	$41	$(83,442)	$(78,237)
Conversion of preferred stock to common stock from completion of initial public offering	(85,093,688)	(122,465)	16,685,014	2	122,463	—	—	122,465
Issuance of common stock from initial public offering, net of issuance costs	—	—	6,540,000	1	76,873	—	—	76,874
Stock-based compensation	—	—	—	—	5,021	—	—	5,021
Conversion of convertible preferred stock warrant to common stock warrant	—	—	—	—	259	—	—	259
Exercise of stock options	—	—	102,792	—	161	—	—	161
Vesting of early exercised stock options	—	—	156,788	—	80	—	—	80
Unrealized loss on investment securities	—	—	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	—	—	(37,304)	(37,304)
Balance at December 31, 2020	—	$—	25,969,442	$3	$210,021	$1	$(120,746)	$89,279

The accompanying notes are an integral part of these financial statements.

Metacrine, Inc.

Notes to the Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Metacrine, Inc. (the “Company”) was incorporated in the state of Delaware on September 17, 2014 and is based in San Diego, California. The Company is a clinical-stage biopharmaceutical company currently focused on discovering and developing differentiated therapies for patients with gastrointestinal, or GI, diseases.

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

Liquidity and Capital Resources

From its inception through December 31, 2021, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital, researching, discovering and developing its pipeline in FXR and other drug targets, and general and administrative support for these operations and has funded its operations primarily with the net proceeds from the issuance of convertible preferred stock, common stock, and long-term debt. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $183.0 million as of December 31, 2021. Management expects the Company will incur operating losses for the foreseeable future in order to complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company will need to raise additional capital through a combination of equity offerings, debt financings, collaborations, and other similar arrangements. As of December 31, 2021, the Company had available cash, cash equivalents, and short-term investments of $76.4 million and working capital of $71.0 million to fund future operations. Management has prepared cash flow forecasts which indicate that, based on the Company’s current cash resources available and working capital, the Company will have sufficient resources to fund its operations for at least one year after the date the financial statements are issued.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses during the years ended December 31, 2021 and 2020.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815). ASU No. 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock and amending the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. This guidance will become effective for the Company beginning January 1, 2022 with early adoption permitted. The Company adopted ASU No. 2020-06 during the first quarter of 2022. The standard did not have a material impact on the Company’s consolidated financial statements.

Reclassification

Certain amounts in the consolidated financial statements have been reclassified from their original presentation to conform to current year presentation.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of convertible preferred stock, preferred and common stock warrants, unvested common stock subject to repurchase, and stock options and unvested restricted stock units outstanding under the Company’s equity incentive plans.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	December 31,
	2021	2020
Common stock options	3,425,285	3,136,076
Unvested restricted stock units	468,500	—
Common stock warrant	154,240	23,122
Unvested common stock	2,132	36,492
Total	4,050,157	3,195,690

Note 2. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid research and development	$1,241	$4,473
Prepaid expenses	578	610
Other current assets	468	570
Interest receivable	26	194
Total prepaid expenses and other current assets	$2,313	$5,847

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$1,112	$1,104
Computer equipment and software	215	215
Furniture and fixtures	178	178
Leasehold improvements	146	146
Property and equipment, gross	1,651	1,643
Less accumulated depreciation and amortization	(1,304)	(1,009)
Property and equipment, net	$347	$634

Depreciation expense was $0.3 million during each of the years ended December 31, 2021 and 2020, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued research and development	$4,250	$676
Accrued compensation	1,653	1,671
Other accrued liabilities	664	604
Total accrued liabilities	$6,567	$2,951

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

Information related to the Company’s operating lease is as follows (in thousands):

	Years Ended December 31,
	2021	2020
Operating lease expense (including variable costs of $375 and $317 during the years ended December 31, 2021 and 2020, respectively)	$1,165	$1,103
Cash paid for amounts included in the measurement of lease liabilities	$855	$767

As of December 31, 2021, the remaining lease term of the Company’s operating lease was 15 months and the discount rate on the Company’s operating lease was 8.0% .

Future minimum noncancelable operating lease payments and information related to the lease liability are as follows (in thousands):

December 31, 2021
2022	$876
2023	183
Total lease payments	1,059
Imputed interest	(53)
Lease liability	1,006
Less current portion of lease liability	825
Lease liability, net of current portion	$181

License Agreement with the Salk Institute

In November 2016, the Company and The Salk Institute for Biological Studies (“The Salk”) entered into the Amended and Restated Exclusive FXR License Agreement, which was amended in February 2017 and July 2018, pursuant to which The Salk granted the Company an exclusive, worldwide license to certain FXR related intellectual property to make, use, offer for sale, import, export, and distribute products covered by such intellectual property (“FXR Licensed Products”) and a non-exclusive, worldwide license to use certain technical information to research, develop, test, make, use, offer for sale, import, export and distribute FXR Licensed Products. The Company is required to use commercially reasonable efforts to achieve certain diligence milestones with respect to the FXR Licensed Products, including with respect to developing, producing and selling FXR Licensed Products. The Company is also required to pay The Salk up to $6.5 million in milestone payments upon the completion of certain clinical and regulatory milestones, certain of which payments the Company may defer under certain circumstances. The Company is also obligated to pay The Salk a low single-digit percentage royalty on net sales, with a minimum annual royalty payment due beginning with the first commercial sale of each FXR Licensed Product. The applicable minimum annual royalty payment amount depends on the number of years that have elapsed since the first commercial sale of an FXR Licensed Product and is in the hundreds-of-thousands-of-dollars range. In addition, if the Company chooses to sublicense the FXR Licensed Product to any third parties, the Company must pay to The Salk a low single-digit percentage of all sublicensing revenue. In addition, in the event of a change of control, the Company is required to pay The Salk a low single-digit percentage of any payments and consideration that it receives in consideration of the change of control. The Company has accrued $0.4 million in milestone payments based upon the achievement of certain regulatory milestones as of December 31, 2021.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Note 4. Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2021	2020
Long-term debt	$15,000	$10,000
Unamortized debt discount	(1,697)	(628)
Long-term debt, net of debt discount	$13,303	$9,372

On August 27, 2019, the Company entered into a Loan and Security Agreement with a lender (the “Lender”). The Company borrowed $10.0 million at the inception of the Loan and Security Agreement. On October 4, 2021, the Company entered into the second amendment to the Loan Agreement (“Second Amendment” or “Loan Agreement”) pursuant to which the existing term loan tranches were replaced and superseded by new term loan tranches (“Term Loans”) under which the Company could borrow up to an aggregate principal amount of $45.0 million subject to the achievement of certain milestones. The Company borrowed $15.0 million under the Term Loans on October 1, 2021. As of December 31, 2021, $30.0 million in term loan tranches were available to the Company to borrow under the terms of the Loan and Security Agreement, subject to the achievement of certain milestones. However, because the Company elected to discontinue future development of its FXR program in NASH as part of its restructuring plan in February 2022, it will be unable to borrow $10.0 million under two term loan tranches.

Prior to the Second Amendment, the Term Loans accrued interest at a floating annual rate equal to the greater of (i) the prime rate used by the Lender plus 2% and (ii) 7.25%. Subsequent to the Second Amendment, the Term Loans accrue interest at a floating annual rate equal to the greater of (i) the prime rate used by the Lender plus 4.5% and (ii) and 7.75%. The Company is only required to make monthly interest payments on amounts borrowed under the Term Loans from the applicable funding date through July 1, 2023 (“Interest Only Period”). Subsequent to the Interest Only Period, the Term Loans are payable in equal monthly installments of principal plus accrued and unpaid interest through the maturity date of April 1, 2025 (“Maturity Date”).

In addition, the Company is required to make final fee payments equal to $0.5 million on September 1, 2023 and 5.75% of the aggregate original principal amount of the Term Loans made pursuant to the Second Amendment on the Maturity Date. As of December 31, 2021 and 2020, the Company recorded final payment fees of $1.4 million and $0.5 million, respectively, in other long-term liabilities in the consolidated balance sheet. The Company may elect to prepay all, but not less than all, of the Term Loans prior to the Maturity Date, subject to a prepayment fee of up to 3% of the then outstanding principal balance. After repayment, no Term Loan amounts may be borrowed again.

The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property. The Loan Agreement includes customary affirmative and negative covenants and also includes standard events of default, including an event of default based on the occurrence of a material adverse event, and a default under any agreement with a third party resulting in a right of such third party to accelerate the maturity of any debt in excess of $0.3 million. The negative covenants include, among others, restrictions on the Company transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. Upon the occurrence and continuance of an event of default, the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. As of December 31, 2021 and 2020, the Company was in compliance with all applicable covenants under the Loan Agreement.

In connection with the Loan and Security Agreement, the Company issued the Lender a warrant (the “Lender Warrant”) to purchase shares of the Company’s Series C convertible preferred stock at an exercise price of $10.812 per share and expiring on August 27, 2029. The Lender Warrant was subsequently converted into a warrant to purchase 23,122 shares of common stock upon completion of the Company’s IPO in September 2020. In connection with the Second Amendment, the Company issued to the Lender a warrant (“New Lender Warrant”) to purchase an amount of shares of the Company’s common stock equal to (i) the greater of (a) $0.4 million and (b) 2.5% multiplied by the aggregate original principal amount of the Term Loans made pursuant to the Loan Agreement divided by (ii) $2.86 per share (the “Warrant Price”), with an exercise price equal to the Warrant Price. The New Lender Warrant is exercisable immediately and expires on October 1, 2031, provided that, under certain circumstances, the Lender Warrant may terminate and expire earlier in connection with the closing of certain acquisition transactions involving the Company. The Lender Warrant provides that the holder thereof may elect to exercise the Lender Warrant on a net “cashless” basis at any time prior to its expiration.

The Lender, at its option, may elect to convert up to an aggregate principal amount of $3 million into shares of the Company’s common stock at any time after the effective date of the Second Amendment and prior to the full payment of the Term Loans at a conversion price of $3.86 per share. The embedded conversion option met the derivative accounting scope exception since the embedded conversion option is indexed to the Company’s own common stock and qualifies for classification within stockholders’ equity.

The Company concluded that the Second Amendment was considered a debt modification for accounting purposes. The Company recognized additional debt issuance costs of $0.2 million, final payment fees of $0.9 million, and the fair value of the common stock warrant of $0.4 million resulting from the Second Amendment as debt discount. These amounts are being combined with the unamortized debt discount before the Second Amendment and are being amortized over the remaining term of the Loan Agreement under the effective interest method.

For the years ended December 31, 2021 and 2020, the Company recognized $1.2 million and $1.0 million of interest expense, including $0.3 million of debt discount amortization, respectively, in connection with the Loan Agreement. As of December 31, 2021 and 2020, the Company had an outstanding Term Loan of $15.0 million and $10.0 million, respectively, and accrued interest of $0.1 million, respectively.

Future minimum principal and interest payments under the Term Loan, including the final payment fee, as of December 31, 2021 are as follows (in thousands):

December 31, 2021
2022	$1,179
2023	5,514
2024	8,803
2025	3,818
Total principal and interest payments	19,314
Less interest and final payment fee	(4,314)
Long-term debt	$15,000

Note 5. Fair Value of Financial Instruments

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2021
Assets:
Commercial paper	$16,987	$—	$16,987	$—
U.S. government and agency securities	10,530	—	10,530	—
Total assets measured at fair value	$27,517	$—	$27,517	$—
As of December 31, 2020
Assets:
Commercial paper	$27,136	$—	$27,136	$—
Corporate debt securities	26,506	—	26,506	—
U.S. government and agency securities	18,141	—	18,141	—
Total assets measured at fair value	$71,783	$—	$71,783	$—

Note 6. Short-Term Investments

The following tables summarize short-term investments (in thousands):

	As of December 31, 2021
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$16,991	$1	$(5)	$16,987
U.S. government and agency securities	10,531	—	(1)	10,530
Total short-term investments	$27,522	$1	$(6)	$27,517

	As of December 31, 2020
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$27,136	$—	$—	$27,136
Corporate debt securities	26,510	—	(4)	26,506
U.S. government and agency securities	18,136	5	—	18,141
Total short-term investments	$71,782	$5	$(4)	$71,783

The following table summarizes the maturities of the Company’s short-term investments at December 31, 2021 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$27,522	$27,517
Total short-term investments	$27,522	$27,517

Note 7. Stockholders’ Equity

Sales Agreement

On October 4, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”) to sell shares of common stock from time to time through an “at-the-market” equity offering program (the “ATM”) under which SVB Leerink will act as the Company’s agent. The Company has no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. SVB Leerink will be entitled to compensation in an amount of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. A maximum of $50.0 million of shares of common stock may be sold under the Sales Agreement. As of December 31, 2021, the Company has sold 15,534,172 shares of its common stock under the Sales Agreement at a weighted average price of $1.46 resulting in gross proceeds of $22.7 million. The Company incurred $1.0 million in issuance costs relating to the ATM, consisting of $0.4 million in professional service fees and $0.6 million in underwriter commissions. As of December 31, 2021, the Company may sell up to an additional $27.3 million of shares of its common stock under the Sales Agreement.

Equity Incentive Plan

In January 2015, the Company adopted the Metacrine, Inc. 2015 Equity Incentive Plan (as amended, the “2015 Plan”), which provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, and stock appreciation rights to its employees, members of its board of directors, and consultants. In August 2020, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (the “2020 Plan”), which is the successor and continuation of the 2015 Plan. No additional awards may be granted under the 2015 Plan and all outstanding awards under the 2015 Plan remain subject to the terms of the 2015 Plan. As of December 31, 2021, there were 2,661,970 shares authorized and available for issuance under the 2020 Plan.

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

A summary of the Company’s unvested shares and unvested stock liability is as follows (in thousands, except share data):

	Number of Unvested Shares	Unvested Stock Liability
Balance at December 31, 2020	36,492	$27
Repurchased shares	(2,695)	(1)
Vested shares	(31,665)	(23)
Balance at December 31, 2021	2,132	$3

A summary of the Company’s stock option activity is as follows (in thousands, except share and per share data):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	3,136,076	$5.23	7.95	$8,963
Granted	1,246,705	$7.30
Exercised	(491,695)	$2.23
Cancelled	(465,801)	$7.06
Balance at December 31, 2021	3,425,285	$6.17	7.82	$6
Vested and expected to vest at December 31, 2021	3,425,285	$6.17	7.80	$6
Exercisable at December 31, 2021	1,356,322	$4.86	6.17	$6

The weighted average grant date fair value per share of option grants for the years ended December 31, 2021 and 2020 (excluding the impact of stock option modifications) was $5.34 and $8.33, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $1.8 million and $0.9 million, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Years Ended December 31,
	2021	2020
Risk-free interest rate	0.6% – 1.3%	0.4% – 0.7%
Expected volatility	84.2% – 89.5%	82.4% – 94.8%
Expected term (in years)	5.5 – 6.1	5.8 – 10.0
Expected dividend yield	0.0%	0.0%

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

Restricted Stock Units

A summary of the Company’s restricted stock units activity is as follows (in thousands, except share and per share amounts):

	Number of Outstanding Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2020	-	$-
Granted	579,150	$4.09
Cancelled	(110,650)	$4.09
Balance at December 31, 2021	468,500	$4.09	$314
Vested and expected to vest at December 31, 2021	468,500	$4.09	$314

In June 2021, the Company granted 359,100 restricted stock units to certain executives and employees that vest in full upon the achievement of a specified development milestone related to the Company’s FXR program. The Company assesses the probability the development milestone will be achieved on a quarterly basis and recognizes stock-based compensation cost ratably over the requisite service period. The Company determined that achievement of the milestone was probable as of December 31, 2021.

No restricted stock units vested during the years ended December 31, 2021 and 2020.

Employee Stock Purchase Plan

In September 2020, the Company’s Board of Directors and stockholders adopted and approved the 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits eligible employees, who elect to participate in an offering under the ESPP, to contribute up to 15% of their eligible gross compensation towards the purchase of shares of common stock. Eligible employees can purchase up to 20,000 shares of common stock on a given purchase date. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the commencement date of each offering period or the relevant purchase date, whichever is lower. Offerings under the ESPP are approximately two years in duration and consist of four purchase periods that are approximately six months in duration. The ESPP is considered a compensatory plan as defined by the authoritative guidance for stock-based compensation. As of December 31, 2021, there were 583,605 shares of common stock available for future issuance under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2021	2020
General and administrative	$5,308	$3,788
Research and development	1,641	1,233
Total stock-based compensation	$6,949	$5,021

As of December 31, 2021, unrecognized stock-based compensation cost was $13.0 million, which is expected to be recognized over a remaining weighted average period of approximately 2.2 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	Years Ended December 31,
	2021	2020
Common stock options outstanding	3,425,285	3,136,076
Shares available for issuance under equity incentive plans	2,661,970	2,907,742
Shares available for issuance under the ESPP	583,605	405,000
Restricted stock units outstanding	468,500	—
Common stock warrant	154,240	23,122
Total common stock reserved for future issuance	7,293,600	6,471,940

Note 8. Income Taxes

The following table summarizes the Company’s loss before income tax provision by region for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
United States	$(62,118)	$(36,250)
Foreign	(89)	(1,054)
Total loss before income provision	$(62,207)	$(37,304)

For the years ended December 31, 2021 and 2020, the Company did not record a provision for income taxes due to a valuation allowance against its deferred tax assets.

A reconciliation of the Company’s effective tax rate and federal statutory rate is summarized as follows (in thousands):

	Years Ended December 31,
	2021	2020
Federal income taxes	$(13,063)	$(7,834)
State income taxes	(4,344)	(2,605)
Permanent differences	(17)	161
Research and development credits	(1,484)	(1,129)
Stock options	1,326	524
Other	63	2
Change in valuation allowance	17,519	10,881
	$—	$—

Significant components of the Company’s net deferred tax assets are summarized as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$43,605	$27,867
Research and development credits	5,397	3,913
Lease liability	282	489
Depreciation and amortization	284	242
Other accruals and prepaid expenses	1,962	1,688
Total gross deferred tax assets	51,530	34,199
Less: Valuation allowance	(51,278)	(33,757)
Deferred tax assets, net	252	442
Deferred tax liabilities:
Right-of-use asset	(252)	(442)
Total gross deferred tax liabilities	(252)	(442)
Net deferred tax assets	$—	$—

At December 31, 2021 and 2020, a valuation allowance of $51.3 million and $33.8 million, respectively, has been established to offset the deferred tax assets, as realization of such assets is uncertain.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in the U.S. in March 2020. The CARES Act adjusted a number of provisions of the tax code, including the eligibility of certain deductions and the treatment of net operating losses and tax credits. The CARES Act repeals the 80% limitation for taxable years beginning before January 1, 2021. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the year ended December 31, 2021 or to its deferred tax assets as of December 31, 2021.

California Assembly Bill 85 (“AB 85”) was signed into law by Governor Gavin Newsom on June 29, 2020. It was passed by both houses of the California state legislature on June 15, 2020. AB 85 disallowed California net operating losses for any taxable year beginning on or after January 1, 2020, and before January 1, 2023 for any corporation with a net business or modified adjusted gross income of more than $1 million for the taxable year. This bill also limited any business credit to offset a maximum of $5 million of California tax, including the California Research Credit. On February 9, 2022, Governor Gavin Newsom signed Senate Bill 113 (“SB 113”). SB 113 restores the use of California net operating losses and eliminates the $5 million annual business credit limit for tax years beginning on or after January 1, 2022. The Company does not expect any material impacts related to these tax law changes.

As of December 31, 2021, the Company had federal net operating loss carryforwards of $164.5 million, of which $137.8 million were generated in tax years beginning after 2017 and can be carried forward indefinitely. Net operating losses generated after December 31, 2017 are also subject to an 80% limitation if utilized after 2020. The remaining federal net operating loss carryforwards of $26.7 million, which were generated prior to December 31, 2017, will begin to expire in 2034, if not previously utilized. As of December 31, 2021, the Company had state loss carryforwards of $127.4 million, which will begin to expire in 2034, if not previously utilized. As of December 31, 2021, the Company also had foreign loss carryforwards of $0.7 million, which do not expire.

As of December 31, 2021, the Company had federal and state research and development tax credit carryforwards of $4.5 million and $2.5 million, respectively. The federal research and development tax credit carryforwards expire beginning in 2035, unless previously utilized. The state research and development tax credit carryforwards may be carried forward indefinitely.

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

The following table summarizes the changes to the Company’s unrecognized tax benefits (in thousands):

Balance at December 31, 2019	$662
Increases related to prior year positions	212
Balance at December 31, 2020	874
Increases related to current year positions	279
Balance at December 31, 2021	$1,153

As of December 31, 2021 and 2020, the Company had unrecognized tax benefits of $1.2 million and $0.9 million, respectively. The Company has not recognized interest or penalties related to unrecognized tax benefits. The Company does not expect that there will be a significant change in the unrecognized tax benefits over the next twelve months. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the effective tax rate.

The Company is subject to taxation in the United States, California, and Australia. The Company is subject to income tax examination by tax authorities in those jurisdictions for the years beginning in 2014 due to the carryforward of unutilized net operating losses and research and development credits. The Company is not currently under examination by any jurisdiction.

Note 9. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. As of December 31, 2021, no contributions to the 401(k) plan have been made by the Company.

Note 10. Subsequent Events

Restructuring Plan

On February 10, 2022, the Company implemented a restructuring plan (the “Restructuring Plan”) designed to reduce the Company’s operating expenses, preserve cash and align its resources to support the ongoing clinical development of MET642 in inflammatory bowel disease. As part of the Restructuring Plan, the Company discontinued preclinical development of its hydroxysteroid dehydrogenase (“HSD”) program and implemented a staff reduction of approximately 50%, primarily consisting of the Company’s research organization. The Company estimates that it will incur aggregate costs related to the Restructuring Plan ranging from $1.1 million to $1.3 million, substantially all of which will consist of one-time charges arising from severance obligations, accelerated vesting of certain equity awards and other customary employee benefits payments in connection with the staff reduction, but will include third-party research and development expenses incidental to the discontinuation of the Company’s HSD program. Substantially all of the committed actions under the Restructuring Plan have been completed. The estimates of the costs the Company expects to incur, and the successful implementation of the restructuring activities pursuant to the Restructuring Plan, are subject to a number of assumptions, risks and uncertainties, and actual results may differ from the above-described estimates. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring Plan.

Lease Termination

On March 11, 2022, the Company entered into an Agreement for Termination of Lease and Voluntary Surrender of Premises with ARE-SD Region No. 30, LLC (“Landlord”) for certain premises located at 3985 Sorrento Valley Boulevard, San Diego, California 92121 (the “Lease Termination Agreement”). The Lease Termination Agreement provides that the Lease Agreement, dated as of June 16, 2017, by and between the Company and Landlord (as the same may have been amended, the “Lease”) will terminate on the later of (i) March 31, 2022 and (ii) the date that Landlord notifies the Company that it has executed a lease agreement with a third party for the premises.

As consideration for Landlord’s agreement to enter into the Lease Termination Agreement and accelerate the expiration date of the term of the Lease, the Company has agreed to surrender certain items of personal property and allow ownership of such personal property to transfer to Landlord and to a third party, as more fully described in the Lease Termination Agreement.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm due to the Company's status as a non-accelerated filer.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information Regarding the  Board of Directors and Corporate Governance,” “Information Regarding the Board of Directors and Corporate Governance Code of Business Conduct and Ethics,” “Delinquent Section 16(a) Reports,” “Information Regarding the  Board of Directors and Corporate Governance Nominating and Corporate Governance Committee,” “Information Regarding the  Board of Directors and Corporate Governance Audit Committee,” “Information Regarding the  Board of Directors and Corporate Governance Compensation Committee” and “Executive Compensation” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days following our fiscal year ended December 31, 2021, or the Proxy Statement.

We maintain a Code of Business Conduct and Ethics that applies to all our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Business Conduct and Ethics is posted on our website at www.metacrine.com on the “Corporate Governance” page of the section titled “Investors.” If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.

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

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Principal Accountant Fees and Services” in our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The financial statements, financial statement schedules and exhibits filed as part of this Annual Report on Form 10-K are as follows:

(a)(1) Report of Independent Registered Public Accounting Firm (PCAOB ID# 42)

Financial Statements

(a)(2) Financial Statement Schedules

All financial statements schedules are omitted because the required information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39512) filed with the SEC on September 18, 2020).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39512) filed with SEC on September 18, 2020).
4.1

Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, as amended (File No. 333-248292), filed with the SEC on September 9, 2020).

4.2

Amended and Restated Investor Rights Agreement, dated August 26, 2019, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, as amended (File No. 333-248292), filed with the SEC on August 24, 2020).

4.3

Warrant to Purchase Preferred Stock, dated August 27, 2019, issued to K2 HealthVentures Equity Trust LLC (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1, as amended (File No. 333-248292), filed with the SEC on August 24, 2020).

4.4

Warrant to Purchase Common Stock, dated October 1, 2021, issued to K2 HealthVentures Equity Trust LLC (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39512) filed with the SEC on November 12, 2021).

4.5	Description of Capital Stock of the Company (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-39512) filed with the SEC on March 18, 2021).
10.1+

Form of Indemnity Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, as amended (File No. 333-248292), filed with the SEC on August 24, 2020).

10.2+

Metacrine, Inc. 2020 Equity Incentive Plan and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (File No. 333-248996), filed with the SEC on September 23, 2020).

10.3+

Metacrine, Inc. 2020 Equity Incentive Plan Forms of RSU Award Grant Notice and RSU Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39512) filed with the SEC on August 12, 2021).

10.4+

Metacrine, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-248996), filed with the SEC on September 23, 2020).

10.5+

Metacrine, Inc. Non-Employee Director Compensation Policy, as amended on May 24, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39512), filed with the SEC on August 12, 2021).

10.6+

Metacrine, Inc. Severance Benefit Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-248292), filed with the SEC on August 24, 2020).

10.7

Lease Agreement, dated June 16, 2017, by and between the Company and ARE-SD Region No. 30, LLC. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on S-1, as amended (File No. 333-248292), filed with the SEC on August 24, 2020).

10.8

Agreement for Termination of Lease and Voluntary Surrender of Premises, dated March 11, 2022, by and between the Company and ARE-SD Region No. 30, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39512) filed with the SEC on March 15, 2022).

10.9+

Employment Agreement, dated May 29, 2020, by and between the Company and Preston Klassen (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on S-1, as amended (File No. 333-248292), filed with the SEC on August 24, 2020).

10.10+	Employment Agreement dated November 2, 2021 by and between the Company and Michael York.
10.11+

Offer Letter by and between the Company and Patricia Millican (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on S-1, as amended (File No. 333-248292), filed with the SEC on August 24, 2020).

10.12+	Transition, Separation and Consulting Agreement, dated as of March 2, 2022, by and between the Company and Patricia Millican.
10.13+

Separation and Consulting Agreement dated January 27, 2022, by and between the Company and Catherine Lee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-39512) filed with the SEC on January 28, 2022).

10.14+

Amended and Restated Consulting Agreement by and between the Company and Jeff Jonker dated March 10, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39512) filed with the SEC on May 13, 2021).

10.15

Amended and Restated Exclusive FXR License Agreement, dated November 10, 2016, by and between the Company and The Salk Institute for Biological Studies, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, as amended File No. 333-248292), filed with the SEC on August 24, 2020).

10.16*

Loan and Security Agreement, dated August 27, 2019, by and between the Company and K2 HealthVentures LLC and any other lender from time to time party thereto, K2 HealthVentures LLC as administrative agent, and Ankura Trust Company, LLC as collateral agent, as amended (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on S-1, as amended File No. 333-248292), filed with the SEC on August 24, 2020).

10.17*

Second Amendment to Loan and Security Agreement, dated October 1, 2021, by and between the Company and K2 HealthVentures LLC and any other lender from time to time party thereto, K2 HealthVentures LLC as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39512) filed with the SEC on November 12, 2021).

10.18

Sales Agreement, dated October 4, 2021, by and between the Company and SVB Leerink LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-260023) filed with the SEC on October 4, 2021).

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

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
+	Indicates management contract or compensatory plan.
*	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METACRINE, INC.

Date: March 30, 2022	By:	/s/ Preston Klassen
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

Name	Title	Date
/s/ Preston Klassen, M.D.	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2022
Preston Klassen, M.D.

/s/ Patricia Millican	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2022
Patricia Millican

/s/ Richard Heyman, Ph.D.	Chairman of the Board	March 30, 2022
Richard Heyman, Ph.D.

/s/ Jeffrey Jonker	Director	March 30, 2022
Jeffrey Jonker

/s/ Julia Owens, Ph.D.	Director	March 30, 2022
Julia Owens, Ph.D.

/s/ Andrew Guggenhime	Director	March 30, 2022
Andrew Guggenhime

/s/ Amir Nashat, Ph.D.	Director	March 30, 2022
Amir Nashat, Ph.D.

/s/ John McHutchison, M.D.	Director	March 30, 2022
John McHutchison, M.D.

/s/ Ronald Evans, Ph.D.	Director	March 30, 2022
Ronald Evans, Ph.D.