Form 10-Q
period 2022-03-31
Metacrine, Inc.
filed 2022-05-12
CIK 1634379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission File Number: 001-39512

Metacrine, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-2297384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4225 Executive Square, Suite 600 San Diego, California	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 369-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MTCR	The Nasdaq Global Market

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

The number of outstanding shares of the registrant’s common stock on May 5, 2022 was 42,468,810.

Metacrine, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Metacrine, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$33,035	$48,910
Short-term investments	29,654	27,517
Prepaid expenses and other current assets	4,047	2,313
Total current assets	66,736	78,740
Property and equipment, net	—	347
Operating lease right-of-use asset	—	902
Total assets	$66,736	$79,989
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$264	$368
Accrued liabilities	5,209	6,567
Current portion of operating lease liability	—	825
Total current liabilities	5,473	7,760
Operating lease liability, net of current portion	—	181
Long-term debt, net of debt discount	13,425	13,303
Other long-term liabilities	1,388	1,390
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares – 10,000,000 at March 31, 2022 and December 31, 2021, respectively; issued and outstanding shares – none at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; authorized shares – 200,000,000 at March 31, 2022 and December 31, 2021, respectively; issued shares – 42,163,510 and 42,110,560 at March 31, 2022 and December 31, 2021, respectively; outstanding shares – 42,163,510 and 42,108,428 at March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in-capital	242,322	240,309
Accumulated other comprehensive loss	(43)	(5)
Accumulated deficit	(195,833)	(182,953)
Total stockholders’ equity	46,450	57,355
Total liabilities and stockholders’ equity	$66,736	$79,989

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Research and development	$6,680	$10,857
General and administrative	5,482	3,696
Restructuring charges	858	—
Gain from lease termination and asset sale	(508)	—
Total operating expenses	12,512	14,553
Loss from operations	(12,512)	(14,553)
Other income (expense):
Interest income	23	36
Interest expense	(414)	(244)
Other income (expense)	23	(7)
Total other income (expense)	(368)	(215)
Net loss	$(12,880)	$(14,768)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(38)	(2)
Comprehensive loss	$(12,918)	$(14,770)
Net loss per share, basic and diluted	$(0.31)	$(0.57)
Weighted average shares of common stock outstanding, basic and diluted	42,125,693	26,007,692

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating activities:
Net loss	$(12,880)	$(14,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	68	79
Stock-based compensation	2,010	1,520
Non-cash interest expense	122	62
Amortization of premiums/discounts on investments, net	1	170
Amortization of right-of-use asset	179	164
Gain on lease termination and asset sale	(508)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,034)	(410)
Accounts payable and accrued liabilities	(1,461)	1,189
Lease liability	(196)	(176)
Net cash used in operating activities	(13,699)	(12,170)
Investing activities:
Purchases of short-term investments	(12,676)	(12,784)
Sales and maturities of short-term investments	10,500	19,395
Net cash (used in) provided by investing activities	(2,176)	6,611
Financing activities:
Proceeds from exercise of common stock options	—	623
Net cash provided by financing activities	—	623
Net decrease in cash and cash equivalents	(15,875)	(4,936)
Cash and cash equivalents at beginning of period	48,910	24,393
Cash and cash equivalents at end of period	$33,035	$19,457
Supplemental disclosure of cash flow information:
Cash paid for interest	$291	$181
Receivable from asset sale	700	—
Supplemental non-cash investing and financing activities:
Vesting of common stock	$3	$8

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Unaudited Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(In thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2021	—	$—	42,108,428	$4	$240,309	$(5)	$(182,953)	$57,355
Stock-based compensation	—	—	—	—	2,010	—	—	2,010
Vesting of early exercised stock options	—	—	2,132	—	3	—	—	3
Vesting of restricted stock units	—	—	52,950	—	—	—	—	—
Unrealized loss on investment securities	—	—	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	—	—	(12,880)	(12,880)
Balance at March 31, 2022	—	$—	42,163,510	$4	$242,322	$(43)	$(195,833)	$46,450

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2020	—	$—	25,969,442	$3	$210,021	$1	$(120,746)	$89,279
Stock-based compensation	—	—	—	—	1,520	—	—	1,520
Exercise of stock options	—	—	228,678	—	623	—	—	623
Vesting of early exercised stock options	—	—	11,207	—	8	—	—	8
Unrealized loss on investment securities	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(14,768)	(14,768)
Balance at March 31, 2021	—	$—	26,209,327	$3	$212,172	$(1)	$(135,514)	$76,660

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Metacrine, Inc. (the “Company”) was incorporated in the state of Delaware on September 17, 2014 and is based in San Diego, California. The Company is a clinical-stage biopharmaceutical company currently focused on developing differentiated therapies for patients with gastrointestinal (“GI”) diseases.

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

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable regulations of the U.S. Securities and Exchange Commission (“SEC”). The Company’s unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 30, 2022.

Liquidity and Capital Resources

From its inception through March 31, 2022, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital, researching, discovering and developing its pipeline in farnesoid X receptor (“FXR”), and other drug targets, and general and administrative support for these operations and has funded its operations primarily with the net proceeds from the issuance of convertible preferred stock, common stock, and long-term debt. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $195.8 million as of March 31, 2022. Management expects the Company will incur substantial operating losses for the foreseeable future in order to complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company will need to finance its operations through a combination of equity offerings, debt financings, strategic transactions, collaborations, and other similar arrangements. As of March 31, 2022, the Company had available cash, cash equivalents, and short-term investments of $62.7 million and working capital of $61.3 million to fund future operations. Management has prepared cash flow forecasts which indicate that, based on the Company’s current cash resources available and working capital, the Company will have sufficient resources to fund its operations for at least one year after the date the financial statements are issued.

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

Short-Term Investments

Short-term investments primarily consist of commercial paper and U.S. government and agency bonds. The Company has classified these investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all short-term investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying unaudited condensed consolidated balance sheets. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. Short-term investments are reported at their estimated fair value. The Company reviews its short-term investments in unrealized loss positions at each reporting date to assess whether the decline in their fair value is due to credit-related

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

factors. The credit portion of unrealized losses and any subsequent improvements are recorded in other income (expense) through an allowance account. Unrealized gains and losses that are not credit-related are included in other comprehensive (income) loss as a component of stockholders’ equity until realized. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

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

Property and Equipment, Net

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life of the related assets (generally three to five years). Leasehold improvements are stated at cost and amortized on a straight-line basis over the lesser of the remaining lease term or the estimated useful life of the leasehold improvements. Repairs and maintenance costs are charged to expense as incurred. The Company sold its property and equipment on March 31, 2022 in connection with the termination of the facility lease for its former corporate headquarters. Refer to Note 3 in the unaudited condensed consolidated financial statements for further discussion.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses during the three months ended March 31, 2022 and 2021.

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

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The only component of other comprehensive loss is unrealized gains (losses) on available-for-sale securities. Comprehensive gains (losses) have been reflected in the unaudited condensed consolidated statements of operations and comprehensive loss and as a separate component in the unaudited condensed consolidated statements of convertible preferred stock and stockholders’ equity for all periods presented.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815). ASU No. 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock and amending the derivatives scope exception for contracts in an entity’s own equity

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

to reduce form-over-substance-based accounting conclusions. The Company adopted ASU No. 2020-06 during the first quarter of 2022 using the modified retrospective method. The standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of common stock warrants, unvested common stock subject to repurchase, and stock options and unvested restricted stock units outstanding under the Company’s equity incentive plans.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	March 31,
	2022	2021
Common stock options	4,319,278	3,688,965
Unvested restricted stock units	1,676,417	—
Unvested common stock	—	25,285
Common stock warrant	154,240	23,122
Total	6,149,935	3,737,372

Note 2. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid research and development	$2,404	$1,241
Prepaid expenses	738	578
Receivable from asset sale	700	—
Other current assets	196	468
Interest receivable	9	26
Total prepaid expenses and other current assets	$4,047	$2,313

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued research and development	$2,918	$4,250
Accrued compensation	1,418	1,653
Other accrued liabilities	873	664
Total accrued liabilities	$5,209	$6,567

Note 3. Commitments and Contingencies

Operating Leases

The Company entered into a five-year noncancelable operating lease in June 2017 for its corporate headquarters in San Diego, California under an agreement that commenced in March 2018. Under the terms of the agreement, there was no option to extend the lease and the Company was subject to additional charges for common area maintenance and other costs. Monthly rental payments due under the lease commenced in March 2018 and escalated throughout the lease term.

On March 11, 2022, the Company entered into an Agreement for Termination of Lease and Voluntary Surrender of Premises (“Lease Termination Agreement”) with ARE-SD Region No. 30, LLC (“Landlord”) to accelerate the termination of the facility lease for its former corporate headquarters. Under the terms of the Lease Termination Agreement, the Company’s lease would terminate on the later of March 31, 2022 and the date that Landlord notifies the Company that it has executed a lease agreement with a third party for

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

the premises. On March 31, 2022 (“Lease Termination Date”), Landlord notified the Company that its lease had been terminated pursuant to the terms of the Lease Termination Agreement.

As consideration for Landlord’s agreement to enter into the Lease Termination Agreement and accelerate the expiration date of the term of the lease, the Company surrendered certain items of personal property to Landlord and agreed to sell certain items of personal property to Belharra Therapeutics, Inc. (“Belharra”) for $0.7 million. The personal property was sold to Belharra on an “as is, where is” condition via a bill of sale that contained no representations or warranties. Jeffrey Jonker, a member of the Company’s Board of Directors, is the Chief Executive Officer of Belharra. The personal property was sold to Belharra on the Lease Termination Date, and after the Lease Termination Date, the Company did not report any property and equipment.

On the Lease Termination Date, the Company derecognized the right-of-use asset of $0.7 million and current and noncurrent operating lease liabilities of $0.8 million in the unaudited condensed consolidated balance sheets in connection with the termination of its facility lease pursuant to the Lease Termination Agreement. The Company also derecognized net property and equipment of $0.3 million and recorded a receivable from asset sale of $0.7 million in connection with the asset sale to Belharra discussed above. The Company recognized a gain from lease termination and asset sale of $0.5 million in the unaudited condensed consolidated statements of operations. Prior to the Lease Termination Date, the Company recognized depreciation expense of $0.1 million during each of the three months ended March 31, 2022 and 2021.

Information related to the Company’s operating lease prior to the Lease Termination Date is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease expense (including variable costs of $96 and $88 during the three months ended March 31, 2022 and 2021, respectively.	$294	$285
Cash paid for amounts included in the measurement of lease liabilities	$215	$209

License Agreement with the Salk Institute

In November 2016, the Company and The Salk Institute for Biological Studies (“The Salk”) entered into the Amended and Restated Exclusive FXR License Agreement, which was amended in February 2017 and July 2018, pursuant to which The Salk granted the Company an exclusive, worldwide license to certain FXR related intellectual property to make, use, offer for sale, import, export, and distribute products covered by such intellectual property (“FXR Licensed Products”) and a non-exclusive, worldwide license to use certain technical information to research, develop, test, make, use, offer for sale, import, export and distribute FXR Licensed Products. The Company is required to use commercially reasonable efforts to achieve certain diligence milestones with respect to the FXR Licensed Products, including with respect to developing, producing and selling FXR Licensed Products. The Company is also required to pay The Salk up to $6.5 million in milestone payments upon the completion of certain clinical and regulatory milestones, certain of which payments the Company may defer under certain circumstances. The Company is also obligated to pay The Salk a low single-digit percentage royalty on net sales, with a minimum annual royalty payment due beginning with the first commercial sale of each FXR Licensed Product. The applicable minimum annual royalty payment amount depends on the number of years that have elapsed since the first commercial sale of an FXR Licensed Product and is in the hundreds-of-thousands-of-dollars range. In addition, if the Company chooses to sublicense the FXR Licensed Product to any third parties, the Company must pay to The Salk a low single-digit percentage of all sublicensing revenue. In addition, in the event of a change of control, the Company is required to pay The Salk a low single-digit percentage of any payments and consideration that it receives in consideration of the change of control. The Company has accrued $0.4 million in milestone payments based upon the achievement of certain regulatory milestones as of March 31, 2022.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Note 4. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Long-term debt	$15,000	$15,000
Unamortized debt discount	(1,575)	(1,697)
Long-term debt, net of debt discount	$13,425	$13,303

On August 27, 2019, the Company entered into a Loan and Security Agreement with a lender (the “Lender”). The Company borrowed $10.0 million at the inception of the Loan and Security Agreement. On October 4, 2021, the Company entered into the second amendment to the Loan Agreement (“Second Amendment” or “Loan Agreement”) pursuant to which the existing term loan tranches were replaced and superseded by new term loan tranches (“Term Loans”) under which the Company could borrow up to an aggregate

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

principal amount of $45.0 million subject to the achievement of certain milestones. The Company borrowed $15.0 million under the Term Loans on October 1, 2021. As of March 31, 2022, $20.0 million in term loan tranches were available to the Company to borrow under the terms of the Loan Agreement, subject to the achievement of certain milestones.

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

In addition, the Company is required to make final fee payments equal to $0.5 million on September 1, 2023 and 5.75% of the aggregate original principal amount of the Term Loans made pursuant to the Second Amendment on the Maturity Date. As of both March 31, 2022 and December 31, 2021, the Company recorded final payment fees of $1.4 million in other long-term liabilities in the unaudited condensed consolidated balance sheets. The Company may elect to prepay all, but not less than all, of the Term Loans prior to the Maturity Date, subject to a prepayment fee of up to 3% of the then outstanding principal balance. After repayment, no Term Loan amounts may be borrowed again.

The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property. The Loan Agreement includes customary affirmative and negative covenants and also includes standard events of default, including an event of default based on the occurrence of a material adverse event, and a default under any agreement with a third party resulting in a right of such third party to accelerate the maturity of any debt in excess of $0.3 million. The negative covenants include, among others, restrictions on the Company transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. Upon the occurrence and continuance of an event of default, the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. As of March 31, 2022 and December 31, 2021, the Company was in compliance with all applicable covenants under the Loan Agreement.

In connection with the Loan Agreement, the Company issued the Lender a warrant (the “Lender Warrant”) to purchase shares of the Company’s Series C convertible preferred stock at an exercise price of $10.812 per share and expiring on August 27, 2029. The Lender Warrant was subsequently converted into a warrant to purchase 23,122 shares of common stock upon completion of the Company’s initial public offering (“IPO”) in September 2020. In connection with the Second Amendment, the Company issued to the Lender a warrant (“New Lender Warrant”) to purchase an amount of shares of the Company’s common stock equal to (i) the greater of (a) $0.4 million and (b) 2.5% multiplied by the aggregate original principal amount of the Term Loans made pursuant to the Loan Agreement divided by (ii) $2.86 per share (the “Warrant Price”), with an exercise price equal to the Warrant Price. The New Lender Warrant is exercisable immediately and expires on October 1, 2031, provided that, under certain circumstances, the Lender Warrant may terminate and expire earlier in connection with the closing of certain acquisition transactions involving the Company. The Lender Warrant provides that the holder thereof may elect to exercise the Lender Warrant on a net “cashless” basis at any time prior to its expiration.

The Lender, at its option, may elect to convert up to an aggregate principal amount of $3.0 million into shares of the Company’s common stock at any time after the effective date of the Second Amendment and prior to the full payment of the Term Loans at a conversion price of $3.86 per share. The embedded conversion option met the derivative accounting scope exception since the embedded conversion option is indexed to the Company’s own common stock and qualifies for classification within stockholders’ equity.

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

For the three months ended March 31, 2022 and 2021, the Company recognized $0.4 million and $0.2 million of interest expense, including $0.1 million of debt discount amortization in connection with the Loan Agreement. As of March 31, 2022 and December 31, 2021, the Company had an outstanding Term Loan of $15.0 million and accrued interest of $0.1 million, respectively.

Future minimum principal and interest payments under the Term Loan, including the final payment fee, as of March 31, 2022 are as follows (in thousands):

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

March 31, 2022
Remaining in 2022	$860
2023	5,543
2024	8,824
2025	3,825
Total principal and interest payments	19,052
Less interest and final payment fee	(4,052)
Long-term debt	$15,000

Note 5. Fair Value of Financial Instruments

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2022
Assets:
Commercial paper	$18,400	$—	$18,400	$—
U.S. government and agency securities	11,254	—	11,254	—
Total assets measured at fair value	$29,654	$—	$29,654	$—
As of December 31, 2021
Assets:
Commercial paper	$16,987	$—	$16,987	$—
U.S. government and agency securities	10,530	—	10,530	—
Total assets measured at fair value	$27,517	$—	$27,517	$—

Note 6. Short-Term Investments

The following tables summarize short-term investments (in thousands):

	As of March 31, 2022
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$18,433	$—	$(33)	$18,400
U.S. government and agency securities	11,265	—	(11)	11,254
Total short-term investments	$29,698	$—	$(44)	$29,654

	As of December 31, 2021
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$16,991	$1	$(5)	$16,987
U.S. government and agency securities	10,531	—	(1)	10,530
Total short-term investments	$27,522	$1	$(6)	$27,517

The following table summarizes the maturities of the Company’s short-term investments at March 31, 2022 (in thousands):

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Amortized Cost	Estimated Fair Value
Due in one year or less	$29,698	$29,654
Total short-term investments	$29,698	$29,654

Note 7. Stockholders’ Equity

Sales Agreement

On October 4, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”) to sell shares of common stock from time to time through an “at-the-market” equity offering program (the “ATM”) under which SVB Leerink will act as the Company’s agent. The Company has no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. SVB Leerink will be entitled to compensation in an amount of up to 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. A maximum of $50 million of shares of common stock may be sold under the Sales Agreement. The Company did not sell any shares of its common stock under the Sales Agreement during the three months ended March 31, 2022. As of March 31, 2022, the Company may sell up to an additional $27.3 million of shares of its common stock under the Sales Agreement.

Equity Incentive Plan

In January 2015, the Company adopted the Metacrine, Inc. 2015 Equity Incentive Plan (as amended, the “2015 Plan”), which provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, and stock appreciation rights to its employees, members of its board of directors, and consultants. In August 2020, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (the “2020 Plan”), which is the successor and continuation of the 2015 Plan. No additional awards may be granted under the 2015 Plan and all outstanding awards under the 2015 Plan remain subject to the terms of the 2015 Plan. As of March 31, 2022, there were 2,189,082 shares authorized and available for issuance under the 2020 Plan.

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

A summary of the Company’s unvested shares and unvested stock liability is as follows (in thousands, except share data):

	Number of Unvested Shares	Unvested Stock Liability
Balance at December 31, 2021	2,132	$3
Vested shares	(2,132)	(3)
Balance at March 31, 2022	—	$—

A summary of the Company’s stock option activity is as follows (in thousands, except share and per share data):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	3,425,285	$6.17	7.82	$6
Granted	1,263,317	$0.47
Exercised	—	$—
Cancelled	(369,324)	$3.85
Balance at March 31, 2022	4,319,278	$4.70	7.60	$181
Vested and expected to vest at March 31, 2022	4,319,278	$4.70	7.60	$181
Exercisable at March 31, 2022	1,340,204	$5.97	5.78	$4

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The weighted average grant date fair value per share of stock option grants for the three months ended March 31, 2022 and 2021 was $0.34 and $7.34, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was none and $1.2 million, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.9%	0.6% – 1.0%
Expected volatility	87.5%	88.7% – 89.5%
Expected term (in years)	5.6	5.8 – 6.1
Expected dividend yield	0%	0%

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

Restricted Stock Units

A summary of the Company’s restricted stock units activity is as follows (in thousands, except share and per share amounts):

	Number of Outstanding Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2021	468,500	$4.09	$314
Granted	1,263,317	$0.47
Released	(55,400)	$4.09
Cancelled	—	$—
Balance at March 31, 2022	1,676,417	$1.36	$429
Vested and expected to vest at March 31, 2022	1,676,417	$1.36	$429

In June 2021, the Company granted 359,100 restricted stock units to certain executives and employees that vest in full upon the achievement of a specified development milestone related to the Company’s FXR program. The Company assesses the probability the development milestone will be achieved on a quarterly basis and recognizes stock-based compensation cost ratably over the requisite service period. 287,750 restricted stock units vested in April 2022 upon the achievement of the development milestone.

The fair value of restricted stock units that vested during the three months ended March 31, 2022 was $27 thousand.

Employee Stock Purchase Plan

In September 2020, the Company’s Board of Directors and stockholders adopted and approved the 2020 ESPP. The ESPP permits eligible employees, who elect to participate in an offering under the ESPP, to contribute up to 15% of their eligible gross compensation towards the purchase of shares of common stock. Eligible employees can purchase up to 20,000 shares of common stock on a given purchase date. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the commencement date of each offering period or the relevant purchase date, whichever is lower. Offerings under the ESPP are approximately two years in duration and consist of four purchase periods that are approximately six months in duration. The ESPP is considered a compensatory plan as defined by the authoritative guidance for stock-based compensation. As of March 31, 2022, there were 1,004,710 shares of common stock available for future issuance under the ESPP.

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
General and administrative	$1,889	$1,026
Research and development	121	494
Total stock-based compensation	$2,010	$1,520

As of March 31, 2022, unrecognized stock-based compensation expense was $11.6 million, which is expected to be recognized over a remaining weighted average period of approximately 2.0 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	March 31,	December 31,
	2022	2021
Common stock options outstanding	4,319,278	3,425,285
Shares available for issuance under equity incentive plans	2,189,082	2,661,970
Restricted stock units outstanding	1,676,417	468,500
Shares available for issuance under the ESPP	1,004,710	583,605
Common stock warrant	154,240	154,240
Total common stock reserved for future issuance	9,343,727	7,293,600

Note 8. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. As of March 31, 2022, no contributions to the 401(k) plan have been made by the Company.

Note 9. Restructuring Charges

On February 10, 2022, the Company implemented a restructuring plan (the “Restructuring Plan”) designed to reduce the Company’s operating expenses, preserve cash and align its resources to support the ongoing clinical development of MET642 in inflammatory bowel disease. As part of the Restructuring Plan, the Company discontinued preclinical development of its hydroxysteroid dehydrogenase (“HSD”) program and implemented a staff reduction of approximately 50%, primarily consisting of the Company’s research organization. The Company recognized restructuring charges of $0.9 million in the unaudited condensed consolidated statement of operations during the three months ended March 31, 2022 that primarily consisted of one-time payments relating to severance obligations and customary employee benefits in connection with the staff reduction. The accelerated vesting of certain equity awards and the third-party costs associated with the discontinuation of the Company’s HSD program were immaterial during the three months ended March 31, 2022. Substantially all of the committed actions under the Restructuring Plan have been completed. The estimates of the costs the Company expects to incur, and the successful implementation of the restructuring activities pursuant to the Restructuring Plan, are subject to a number of assumptions, risks and uncertainties, and actual results may differ from the above-described estimates. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission, or SEC, on March 30, 2022, or our Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company currently focused on developing differentiated therapies for patients with gastrointestinal, or GI, diseases. Our most advanced program, MET642, targets the farnesoid X receptor, or FXR, which is central to modulating GI and liver diseases.

Prior to February 2022, we were developing another FXR agonist, MET409, for the treatment of non-alcoholic steatohepatitis, or NASH, a liver disease characterized by excess liver fat, inflammation and fibrosis. While we believe these two compounds demonstrate potential for differentiated treatments in both monotherapy and combination treatment for NASH, given recent clinical outcomes of our programs relative to competing programs, reduced investor sentiment in NASH, and the significant resources required to pursue further development in NASH, we elected to discontinue future development of our FXR program in NASH while prioritizing our resources and efforts toward the development of MET642 for the treatment of Ulcerative Colitis, or UC, one of the two primary types of Inflammatory Bowel Disease, or IBD. We were also developing small molecule inhibitors of HSD17β13 for the treatment of NASH. HSD17β13 is a genetically validated target for advanced liver disease. In February 2022, our board of directors approved a corporate restructuring plan, or Restructuring Plan, that resulted in the reduction of approximately 50% of our workforce, primarily consisting of our research organization, which consequently resulted in the discontinued development of our hydroxysteroid dehydrogenase, or HSD, program. The Restructuring Plan was completed in April 2022.

We have engaged MTS Health Partners to act as our strategic financial advisor. We are evaluating and exploring a variety of strategic and financing alternatives focused on maximizing shareholder value, including, but not limited to, a merger, sale, or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of our programs. Despite undertaking this process, we may not be successful in completing a transaction, and, even if a strategic transaction is completed, it ultimately may not deliver the anticipated benefits or enhance stockholder value.

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

We have delayed clinical development efforts related to our planned Phase 2a proof-of-concept clinical trial of MET642 in UC until the completion of our review of strategic alternatives. The planned UC trial is currently designed as a 12-week randomized, double blind, placebo controlled, multi-center clinical trial evaluating the efficacy and safety of two dose levels of MET642, compared to placebo, over 12 weeks of treatment. Eligible patients will be randomized in a 1:1:1 ratio to receive MET642 (3 mg), MET642 (6 mg) or placebo. Each trial drug will be given once daily by oral administration. The trial is designed to enroll up to 165 patients in the United States and in Europe. An interim analysis is planned once 50% of the patients have completed treatment in the trial.

There may be changes to the design of the planned UC trial depending upon the outcome of our review and as part of the strategic alternatives being considered. These changes could result in further delays, significant increases to the cost of the planned UC trial, or the discontinuation of the planned UC trial.

To date, we have devoted substantially all of our resources to organizing and staffing our company, business, planning, raising capital, researching, discovering and developing our pipeline in FXR and other drug targets and general and administrative support for these operations. We do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through the private placement of convertible preferred stock, the issuance of long-term debt, and the sale of common stock from our initial public offering, or IPO, and our at-the-market equity offering program, or ATM offering program. Through March 31, 2022, we have raised gross proceeds of approximately $124.8 million from the issuance of convertible preferred stock, $15.0 million under our K2 Loan Agreement (as defined below) and $107.7 million from the sale of common stock from our IPO and our ATM offering program. As of March 31, 2022 and December 31, 2021, we had cash, cash equivalents, and short-term investments of $62.7 million and $76.4 million, respectively.

We have incurred net losses since our inception. Our net losses were $12.9 million and $14.8 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $195.8 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase as MET642 or any future product candidates advance through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for MET642 or any future product candidate, and incur additional costs associated with operating as a public company.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Accordingly, until such time as we can generate significant revenue from sales of MET642 or any future product candidate, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, additional borrowings under the K2 Loan Agreement, strategic transactions, collaborations, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, reduce or terminate our development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

The following table summarizes our research and development expenses allocated by program for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Third-party research and development expenses:
FXR program	$4,744	$7,491
Other research programs	187	468
Total third-party research and development expenses	4,931	7,959
Unallocated expenses	1,749	2,898
Total research and development expenses	$6,680	$10,857

Unallocated expenses consist primarily of our internal personnel related costs, facility costs, and lab supplies.

Our Restructuring Plan, which we implemented in February 2022 and completed in April 2022, resulted in the reduction of approximately 50% of our workforce, primarily consisting of our research organization, and as a result, we will not incur research expenses for the foreseeable future. We expect our development expenses will fluctuate in the future as we review the development plan and timeline of our FXR program in IBD and as we evaluate strategic alternatives. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials of MET642 or any future product candidate due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We will need to raise substantial additional capital in the future. In addition, we cannot forecast whether MET642 or any future product candidate may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Our development costs may vary significantly based on factors such as:

•	per patient trial costs;
•	the number and scope of preclinical studies;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the phase of development of the product candidate;
•	the efficacy and safety profile of the product candidate; and
•	the extent to which we collaborate with biopharmaceutical companies for the development and potential commercialization of the product candidate.

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

Restructuring Charges

Restructuring charges consist primarily of (i) one-time payments relating to severance obligations and other customary employee benefits and the acceleration of the vesting of certain equity awards in connection with the staff reduction and (ii) third-party costs associated with the discontinuation of our HSD program. Refer to Note 9 in our unaudited condensed consolidated financial statements for further discussion.

Gain from Lease Termination and Asset Sale

Gain from lease termination and asset sale relates to the termination of the facility lease for our former corporate headquarters and the sale of personal property to Belharra Therapeutics, Inc., or Belharra. Refer to Note 3 in our unaudited condensed consolidated financial statements for further discussion.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income from our cash, cash equivalents, and short-term investments and interest expense under our K2 Loan Agreement.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Operating expenses:
Research and development	$6,680	$10,857	$(4,177)
General and administrative	5,482	3,696	1,786
Restructuring charges	858	—	858
Gain from lease termination and asset sale	(508)	—	(508)
Total operating expenses	12,512	14,553	(2,041)
Loss from operations	(12,512)	(14,553)	2,041
Other income (expense):
Interest income	23	36	(13)
Interest expense	(414)	(244)	(170)
Other income (expense)	23	(7)	30
Total other income (expense)	(368)	(215)	(153)
Net loss	$(12,880)	$(14,768)	$1,888

Research and Development Expenses. Research and development expenses were $6.7 million and $10.9 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in research and development expenses of $4.2 million when comparing the three months ended March 31, 2022 and 2021 was primarily due to decreases of $2.0 million in clinical trial expenses related to our FXR program, $0.9 million in preclinical studies and toxicology expenses, $0.8 million in personnel costs, including $0.4 million in non-cash stock-based compensation, $0.1 million in laboratory supplies expense, and $0.1 million of lower facilities and information technology expenses.

General and Administrative Expenses. General and administrative expenses were $5.5 million and $3.7 million for the three months ended March 31, 2022 and 2021, respectively. The increase in general and administrative expenses of $1.8 million when comparing the three months ended March 31, 2022 and 2021 was primarily due to increases of $1.4 million in personnel costs, including $0.9 million in non-cash stock-based compensation, $0.2 million in consulting, professional services, and other public company related expenses, and $0.1 million in higher facilities and information technology expenses.

Restructuring Charges. Restructuring charges were $0.9 million and none for the three months ended March 31, 2022 and 2021, respectively. The increase in restructuring charges of $0.9 million when comparing the three months ended March 31, 2022 and 2021 was primarily related to one-time payments of severance obligations and other customary employee benefits made in connection with the staff reduction resulting from the Restructuring Plan. Refer to Note 9 in our unaudited condensed consolidated financial statements for further discussion.

Gain from Lease Termination and Asset Sale. Gain from lease termination and asset sale was $0.5 million and none for the three months ended March 31, 2022 and 2021, respectively. The gain from lease termination and asset sale of $0.5 million during the three months ended March 31, 2022 was related to the termination of the facility lease for our former corporate headquarters and sale of personal property to Belharra. There was no such activity during the three months ended March 31, 2021. Refer to Note 3 in our unaudited condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2022 and December 31, 2021, we had cash, cash equivalents, and short-term investments of $62.7 million and $76.4 million respectively.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(13,699)	$(12,170)
Investing activities	(2,176)	6,611
Financing activities	—	623
Net decrease in cash and cash equivalents	$(15,875)	$(4,936)

Operating Activities

Net cash used in operating activities was $13.7 million and $12.2 million for the three months ended March 31, 2022 and 2021, respectively. The net cash used in operating activities during the three months ended March 31, 2022 was primarily due to our net loss of $12.9 million and $2.7 million from changes in operating assets and liabilities, adjusted for $1.9 million of non-cash charges. Non-cash charges for the three months ended March 31, 2022 primarily consisted of $2.0 million of stock-based compensation and $0.4 million in other non-cash charges, partially offset by a $0.5 million gain from lease termination and asset sale related to the termination of the facility lease for our former corporate headquarters.

Net cash used in operating activities was $12.2 million for the three months ended March 31, 2021 and was primarily due to our net loss of $14.8 million, adjusted for $2.0 million of non-cash charges and $0.6 million from changes in operating assets and liabilities. Non-cash charges for the three months ended March 31, 2021 primarily consisted of $1.5 million of stock-based compensation, $0.2 million of amortization on our right-of-use asset and $0.3 million in other non-cash charges.

Investing Activities

Net cash used in investing activities of $2.2 million for the three months ended March 31, 2022 was due primarily to purchases of short-term investments of $12.7 million, partially offset by sales and maturities of short-term investments of $10.5 million.

Net cash provided by investing activities of $6.6 million for the three months ended March 31, 2021 was due primarily to sales and maturities of short-term investments of $19.4 million, partially offset by purchases of short-term investments of $12.8 million.

Financing Activities

There was no cash provided by financing activities for the three months ended March 31, 2022.

Net cash provided by financing activities of $0.6 million for the three months ended March 31, 2021 was due primarily to proceeds from exercises of common stock options.

Loan Agreement

In August 2019, we borrowed $10.0 million in the first tranche under a loan and security agreement, or the K2 Loan Agreement, with K2 HealthVentures Equity Trust LLC, or K2, which was subsequently amended in March 2020 and October 2021. In October 2021, we amended the K2 Loan Agreement and thereby replaced and superseded the $10.0 million of existing term loan tranches with new term loan tranches that enable us to borrow up to an aggregate of $45.0 million upon the achievement of certain milestones. We have borrowed $15.0 million under the first tranche, or the 2021 Refinancing Term Loans, and currently have $20.0 million in term loan tranches available to us upon the achievement of certain milestones under the terms of the K2 Loan Agreement.

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

Our obligations under the K2 Loan Agreement are secured by a security interest in substantially all of our assets, other than our intellectual property. The K2 Loan Agreement includes customary affirmative and negative covenants and also includes standard events of default, including an event of default based on the occurrence of a material adverse event, and a default under any agreement with a third party resulting in a right of such third party to accelerate the maturity of any debt in excess of $0.3 million. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. Upon the occurrence and continuance of an event of default, the lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the K2 Loan Agreement. As of March 31, 2022, we were in compliance with all applicable covenants under the K2 Loan Agreement.

Sales Agreement

On October 4, 2021, we entered into a sales agreement, or the Sales Agreement, with SVB Leerink LLC, or SVB Leerink, to sell shares of common stock from time to time through our ATM offering program, under which SVB Leerink will act as our sales agent. We have no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. SVB Leerink will be entitled to compensation in an amount of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. A maximum of $50.0 million of shares of common stock may be sold under the Sales Agreement. We did not sell any shares of our common stock under the Sales Agreement during the three months ended March 31, 2022. As of March 31, 2022, we may sell up to an additional $27.3 million of shares of our common stock under the Sales Agreement and pursuant to our ATM offering program.

Material Cash Requirements

Our material cash requirements from known contractual obligations have not changed materially since our Annual Report.

On March 11, 2022, we entered into an Agreement for Termination of Lease and Voluntary Surrender of Premises, or Lease Termination Agreement, with ARE-SD Region No. 30, LLC, or Landlord, to accelerate the termination of the operating lease for our former corporate headquarters, or our Corporate Lease. Under the terms of the Lease Termination Agreement, our Corporate Lease would terminate on the later of March 31, 2022 and the date that Landlord notifies us that it has executed a lease agreement with a third party for the premises. On March 31, 2022, or the Lease Termination Date, Landlord notified us that our Corporate Lease had been terminated pursuant to the terms of the Lease Termination Agreement. Since the Lease Termination Date, we have had no further obligations under our Corporate Lease and have transitioned to a fully remote work environment and no longer maintain a corporate headquarters. We believe that a fully remote work environment will be adequate to meet our needs for the immediate future, and that we will be able to obtain access to suitable physical office space in the future to the extent necessary.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our material cash requirements through at least the next twelve months based on our current operating plans. We expect to finance our long-term cash requirements and obligations through a combination of existing cash and cash equivalents and equity offerings and debt financings, as well as business combinations, collaborations and other similar strategic alternatives. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong or change, and we could expend our capital resources sooner than we expect.

Our future cash requirements will depend on many factors, including:

•	the scope, rate of progress and costs of our drug discovery, preclinical development activities, laboratory testing and clinical trials for MET642 or any future product candidate;
•	the number and scope of clinical programs we decide to pursue;
•	the extent to which we collaborate with biopharmaceutical companies for the development and potential commercialization of MET642 or any future product candidates;
•	the scope and costs of manufacturing for MET642 or any future product candidate and commercial manufacturing activities;
•	the cost, timing and outcome of regulatory review of MET642 or any future product candidate;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	the terms and timing of any strategic transaction we may enter into;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of MET642 or any future product candidate;
•	the costs associated with being a public company;
•	the timing of any milestone and royalty payments to The Salk, or other future licensors;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the cost associated with commercializing MET642 or any future product candidate, if they receive marketing approval.

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our operations through a combination of equity offerings, debt financings, strategic transactions, collaborations, and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional sufficient capital when needed, we may be required to:

•	delay, reduce or eliminate our development programs or other operations;
•

enter into strategic transactions or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or on terms that are less favorable than might otherwise be available;

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of all stock option grants using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the fair value of the underlying common stock on the date of grant, the risk-free interest rate, the expected stock price volatility, the expected term of stock options, and the expected dividend yield. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted the three months ended March 31, 2022 and 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer (Principal Executive Officer) and our Chief Business Officer (Principal Financial and Accounting Officer), have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Business Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Business Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report and our other filings with the SEC before making investment decisions regarding our common stock.

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

•

Our activities to evaluate and pursue strategic alternatives may not result in any definitive transaction or enhance stockholder value, and may create a distraction for our management and uncertainty that may adversely affect our operating results and business.

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

Investing in our common stock is speculative and involves a high degree of risk. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in the Annual Report.

Risk Factors

Risks Related to Our Business and to the Discovery, Development and Regulatory Approval of MET642 and any Future Product Candidates

We will need to obtain substantial additional funding to complete the development and any commercialization of MET642 and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our development programs or other operations.*

Since our inception, we have used substantial amounts of cash to fund our operations. The development of biopharmaceutical product candidates is capital intensive. As MET642 or any future product candidate enters and advances through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, the conflict between Russia and Ukraine may result in delays or increased costs for our Phase 2a proof-of-concept clinical trial of MET642 for the treatment of UC, which originally included several trial sites located in Russia and Ukraine. Due to the ongoing conflict, we plan to identify alternative and additional sites for the trial. We cannot be certain what the overall impact of this conflict will be on our ability to conduct and complete the clinical trial on schedule. In addition, if we obtain marketing approval for MET642 or any other future product candidate, we expect to incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We expect to continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise sufficient capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our development programs, our commercialization plans or other operations and cause the price of our common stock to decline. Our future capital requirements will depend on many factors, including:

•

the scope, rate of progress and costs of our drug discovery, preclinical development activities, laboratory testing, toxicology studies and clinical trials for MET642 and any future product candidates;

•	the number and scope of clinical programs we decide to pursue;
•	the extent to which we collaborate with biopharmaceutical companies for the development and potential commercialization of MET642 or any future product candidates;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•	the cost, timing and outcome of regulatory review of MET642 or any future product candidates;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	the terms and timing of any strategic transaction we may enter into;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of MET642 or any future product candidates;
•	the costs associated with being a public company;
•	the timing of any milestone and royalty payments to current or future licensors;
•	the extent to which we acquire or in-license other product candidates and technologies;
•	the cost associated with commercializing MET642 or any future product candidates if they receive marketing approval; and
•	the severity, duration, and impact of the ongoing COVID-19 pandemic, which may exacerbate the magnitude of the factors discussed above.

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

Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for sale for many years, if at all. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, including through a combination of equity offerings, debt financing, additional borrowings under the K2 Loan Agreement (as defined below), strategic transactions, collaborations and other similar arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise sufficient capital when needed or on attractive terms, we may be required to:

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

We are an early stage biopharmaceutical company with a very limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.*

We are an early stage biopharmaceutical company with a very limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. We were incorporated in 2014 and commenced operations in 2015. To date, our operations have been limited to organizing and staffing our company, business planning, raising capital, researching, discovering and developing our pipeline in FXR and other drug targets, and general and administrative support for these operations. We have delayed clinical development efforts related to our planned Phase 2a proof-of-concept clinical trial of MET642 in UC until the completion of our review of strategic alternatives. We may experience delays in the commencement or completion of this trial, or potentially termination or suspension of the trial, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects. We have not yet demonstrated an ability to successfully complete any late stage clinical trials and have never completed the development of any product candidate. In October 2021, we discontinued future development of our FXR program for the treatment of non-alcoholic steatohepatitis, or NASH, and, in February 2022, we discontinued our other research and discovery programs. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the three months ended March 31, 2022 and 2021, our net losses were $12.9 million and $14.8 million, respectively. As of March 31, 2022, we had an accumulated deficit of $195.8 million. We expect to incur increasing levels of operating losses over time as we execute our plan to continue our development activities, including the clinical development of MET642, and continue to incur the additional costs of operating as a public company. We expect that it will be several years, if ever, before we have a product candidate ready for potential regulatory approval and commercialization. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Our activities to evaluate and pursue strategic alternatives may not result in any definitive transaction or enhance stockholder value, and may create a distraction for our management and uncertainty that may adversely affect our operating results and business.*

We have engaged MTS Health Partners to act as our strategic financial advisor. We are evaluating and exploring a variety of strategic and financing alternatives focused on maximizing shareholder value, including, but not limited to, a merger, sale, or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of our programs. Our ability to successfully execute on a strategic alternative is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative upon favorable terms within an advantageous timeframe and recognize significant value for these assets, if at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative may be costly and time-consuming. Any executed strategic alternative may not result in anticipated savings or other economic benefits, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

The current market price of our common stock may reflect a market assumption that a strategic alternative will occur, and a failure to complete a strategic alternative could result in negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives. There can be no certainty that any strategic alternative will be completed, be on attractive terms, enhance stockholder value or deliver the anticipated benefits, and successful integration or execution of the strategic alternatives will be subject to additional risks. In addition, potential strategic alternatives that require stockholder approval may not be approved by our stockholders. If we do not successfully consummate a strategic alternative, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

We are highly dependent on the success of our FXR program, which consists of our only product candidate MET642, which is in the early stage of development, and we may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, MET642 for the treatment of UC.

Our future success will depend entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our only product candidate, MET642, an FXR agonist for the treatment of UC, which may never occur. We have no significant product candidates in our pipeline other than MET642. In October 2021, we discontinued future development of our FXR program in NASH and in February 2022, we discontinued our other research and discovery programs. In addition, we have delayed clinical development efforts related to our planned Phase 2a proof-of-concept clinical trial of MET642 in UC until the completion of our review of strategic alternatives. We currently generate no revenues from sales of any drugs and we may never be able to develop or commercialize a marketable drug.

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

The terms of the K2 Loan Agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility.*

In August 2019, we entered into the K2 Loan Agreement. We borrowed $10.0 million in the first tranche under the K2 Loan Agreement and borrowed an additional $5.0 million in connection with the October 2021 amendment. Our obligations under the K2 Loan Agreement are secured by a security interest in substantially all of our assets, other than our intellectual property. The K2 Loan Agreement includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our stockholders may consider beneficial. In addition, K2 could declare a default upon the occurrence of any event that it interprets could have material adverse effect, as defined in the K2 Loan Agreement. Upon the occurrence and continuance of an event of default, K2 may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the K2 Loan Agreement. Any declaration by K2 of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

We are very early in our development efforts and we have limited experience conducting clinical trials in humans.

We are early in our development efforts and we have limited experience conducting clinical trials in humans and have not yet conducted any clinical trials in UC. To date, MET642 has been evaluated for safety in 64 patients in a 14-day Phase 1 clinical trial and up to 190 patients in a 16-week Phase 2a clinical trial. The longer-term toxicity is unknown. We have completed a nine-month non-human primate GLP toxicology study for MET642 to support longer-term clinical trials, and based on the preliminary findings from such study, we are planning to conduct an additional long-term animal toxicology study to support future longer-term clinical trials in the UC indication. We have delayed clinical development efforts related to our planned Phase 2a proof-of-concept clinical trial of MET642 in UC until the completion of our review of strategic alternatives. Adverse safety and toxicology findings may emerge as we review the findings from this study and as we conduct additional studies. The FDA may also require additional studies after their review of safety and toxicology findings.

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

Clinical trial failure may result from a multitude of factors including flaws in trial design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits, and failure in clinical trials can occur at any stage. Companies in the biopharmaceutical industry frequently suffer setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. The ongoing conflict between Russia and Ukraine may result in delays or increased costs for our Phase 2a proof-of-concept clinical trial of MET642 for the treatment of UC because several trial sites were originally located in Russia and Ukraine. Due to the ongoing conflict, we plan to identify alternative and additional sites for the trial. We cannot be certain what the overall impact of this conflict will be on our ability to conduct and complete the clinical trial on schedule. In addition, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval. Furthermore, as more product candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change.

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
•

a facility manufacturing MET642 or any future product candidate or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of the FDA’s current good manufacturing practices, or cGMP, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

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

For example, the ongoing conflict between Russia and Ukraine may result in delays or increased costs for our Phase 2a proof-of-concept clinical trial of MET642 for the treatment of UC because several trial sites were originally located in Russia and Ukraine. Due to the ongoing conflict, we plan to identify alternative and additional sites for the trial. We cannot be certain what the overall impact of this conflict will be on our ability to conduct and complete the clinical trial on schedule.

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

Because we have limited financial and managerial resources, we will need to focus MET642 or any future product candidate on the potential treatment of certain indications. For example, for MET642, we only have one clinical trial planned for the treatment of UC, although we have delayed clinical development efforts related to this trial until the completion of our review of strategic alternatives. We discontinued the pursuit of NASH opportunities with MET642, MET409 and HSD17b13 that later may prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current or potential future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may also relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, and could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely.*

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, and could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. The COVID-19 pandemic has resulted in governments implementing numerous containment measures, such as travel bans and restrictions, particularly quarantines, stay at home orders and business limitations and shutdowns.

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

In addition, our Corporate Lease terminated on March 31, 2022, at which point we transitioned to a fully remote work environment and no longer maintain a corporate headquarters. Having a fully remote work environment may make it more difficult for us to preserve our corporate culture and our employees may have decreased opportunities to collaborate in meaningful ways. Further, we cannot guarantee that having a fully remote work environment will not have a negative impact on employee morale and productivity.

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

We cannot ensure that patent rights relating to inventions described and claimed in our pending patent applications will be issued or that patents based on our patent applications will not be challenged and rendered invalid and/or unenforceable.*

We have patent applications and patents in our portfolio relating to our prior research programs and patent applications and patents relating to MET642 that are pending at the patent offices in the U.S., Europe, China, Japan, and other foreign jurisdictions. However, we cannot predict:

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

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.*

In addition to seeking patent protection for MET642 or any future product candidate, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Elements of our product candidates, including processes for their preparation and manufacture, may involve proprietary know-how, information, or technology that is not covered by patents, and thus for these aspects we may consider trade secrets and know-how to be our primary intellectual property. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

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

Although these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with will likely expect to be granted rights to publish data arising out of such collaboration, and any joint research and development programs may require us to share trade secrets under the terms of our research and development or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-

party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

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

As of March 31, 2022, and as a result of our Restructuring Plan, which we implemented in February 2022 and completed in April 2022, we had 17 full-time employees. As we advance our development programs, we expect to experience some growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if MET642 or any future product candidate receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

Given our (and that of our third-party CROs, contractors, consultants or others who process sensitive information on our behalf) information technology systems’ size and complexity and the increasing amounts of information that they maintain, these systems are potentially vulnerable to breakdown, damage or disruptions caused by several potential sources, such as corruption, system malfunction, natural disasters, public health epidemics (such as the COVID-19 pandemic), terrorism, war or military conflicts (such as the conflict between Russia and Ukraine), telecommunication and electrical failures, fraudulent activity, cyber-attacks by sophisticated nation-state and nation-state supported actors, as well as security breaches from inadvertent or intentional actions (such as theft or error) by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware (such as malicious code, viruses and worms), phishing attacks, supply chain attacks, denial-of-service attacks, social engineering schemes and other means that affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure as well as lead to unauthorized access, disclosure or acquisition of information. Similarly, ransomware attacks, including those perpetrated by organized criminal actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impacts of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. The techniques used to sabotage or to obtain unauthorized access to our information technology systems or those upon whom we rely to process our information change frequently, and we have not always been able in the past and may be unable in the future to anticipate such techniques or implement adequate preventative measures or to stop security breaches in all instances. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our information technology systems, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss. Third parties may also attempt to and successfully exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities utilized by us or our third-party CROs, contractors, consultants or others upon whom we rely. To the extent that any disruption or security breach were to result in any actual or perceived loss of, or damage to, our data or applications, and/or inappropriate disclosure of, inappropriate access to information, or other compromise, we could incur liability and reputational damage and the further development and commercialization of MET642 or any future product candidates could be delayed. Threat actors, nation-states and nation-state-supported actors now engage, and are expected to continue to engage, in cyber-attacks, including for geopolitical reasons and in connection with military conflicts and operations. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

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

If we (or a third party upon whom we rely) experience or are perceived to have experienced a security incident or cyberattack, this could lead to negative publicity, may cause our collaborators or other relevant stakeholders to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. In addition, the costs to respond to a cybersecurity event or to mitigate any identified security vulnerabilities could be significant, including costs for remediating the effects of such an event, paying a ransom, restoring data from backups, and conducting data analysis to determine what data may have been affected by the breach. In addition, our efforts to contain or remediate a security breach or any vulnerability exploited to cause a breach may be unsuccessful, and efforts and any related failures to contain or remediate them could result in interruptions, delays, harm to our reputation, and increases to our insurance coverage. Further, applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents.  Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences.

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

We are subject to stringent and changing privacy and information security laws, regulations, standards, policies and contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions, a disruption of our clinical trials or commercialization of our products, private litigation, changes to our business practices, increased costs of operations, adverse publicity, an increase the costs of our products, limitations on the use or adoption of our products, and other negative effects on our operating results and business.*

Regulation of data (including personal data) is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations, or Privacy Regulations, addressing data privacy and security, and the collection, processing, storage, transfer, and use of data. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data. Moreover, we are subject to the terms of our privacy and security policies, representations, certifications, standards, publications, contracts and other obligations to third parties related to data privacy, security and processing. These and other requirements could require us or our collaborators to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our collaborators’ ability to process or use data in order to support the provision of our products, affect our or our collaborators’ ability to offer our products in certain locations, cause regulators to reject, limit or disrupt our clinical trial activities, result in increased expenses, reduce overall demand for our products, and make it more difficult to meet expectations of relevant stakeholders.

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

In addition, the CCPA became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal data, opt out of certain personal data sharing and receive detailed information about how their personal data is used. The CCPA requires covered businesses to provide new disclosures to California residents. The CCPA provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for clinical trial data and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. It is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020, or CPRA, becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive information, establish restrictions on the retention of personal data, expand the types of data breaches subject to the CCPA’s private right of action and establish a new California Privacy Protection Agency to implement and enforce the new law. In addition, other states have enacted or proposed data privacy laws. For example, Virginia recently passed its Consumer Data Protection Act and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and go into effect in 2023 and similar laws are being considered in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

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

The increase of foreign privacy and security legal frameworks with which we must comply, increases our compliance burdens and exposure to substantial fines and penalties for non-compliance. For example, under the GDPR, entities that violate the GDPR can face fines of up to the greater of 20 million Euros or 4% of their worldwide annual turnover (revenue). Companies that violate the GDPR can also face prohibitions on data processing and other corrective action, such as class action brought by classes of data subjects or by consumer protection organizations authorized at law to represent their interests. The GDPR has increased our responsibility and potential liability in relation to personal data that we process, requiring us to put in place additional mechanisms to comply with the GDPR and other foreign data protection requirements.

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

Any of these matters could adversely affect materially our business, financial condition, or operational results, including but not limited to: loss of customers; interruptions or stoppages in our business operations including clinical trials; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

We currently hold $10.0 million in aggregate product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage if MET642 or any future product candidate advances through clinical trials and if we successfully commercialize any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

The requirements of being a public company may strain our resources, divert our management’s attention and our ability to attract and retain qualified board members.*

We are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the listing requirements of the Nasdaq Stock Market LLC, or Nasdaq, and other applicable securities rules and regulations relating to public companies. The Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC, and the Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Act, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.

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

We are also subject to more stringent state law requirements because we are a public company. For example, on September 30, 2018, California Governor Jerry Brown signed into law Senator Bill 826, orSB826, which generally requires public companies with their principal executive office in California to have a minimum number of females on the company’s board of directors. In order to be in compliance with SB826, we are required to have three female members of our board of directors. Additionally, on September 30, 2020, California enacted Assembly Bill 979, or AB979, requiring public companies with their principal executive office in California to have directors from  underrepresented communities based on ethnicity and sexual orientation.  In order to be in compliance with AB979, we are required to have at least three directors from underrepresented communities by December 31, 2022.  As of December 31, 2021, we were in compliance with AB979, which only required one director from an underrepresented community as of such date, but were not in compliance with SB826.  In April 2022, a California Superior Court found AB979 to be unconstitutional. It is unclear whether California will appeal the Superior Court’s ruling, and how legal challenges may impact both laws. The current composition of our board of directors includes one female director and one director from an underrepresented community. In order to meet the requirements of applicable California law, we expect to onboard the requisite number of female and diverse directors before December 31, 2022. If we fail to comply with these laws, we could be fined by the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 fine for each subsequent violation, and our reputation may be adversely affected. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity quotas as required by California law (provided that such laws are not repealed), which may cause certain investors to divert their holdings in our securities and expose us to financial penalties and/or reputational harm.

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

If we are unable to regain compliance with the listing requirements of the Nasdaq Global Market, our common stock may be delisted from the Nasdaq Global Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.*

Our common stock is listed on the Nasdaq Global Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholders' equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Global Market.

On February 4, 2022, we received a notice, or Notice, from Nasdaq that we are not currently in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement. The Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 days, or until August 3, 2022, to regain compliance with the Minimum Bid Price Requirement by having the closing bid price of our common stock meet or exceed $1.00 per share for at least ten consecutive business days. The Notice had no immediate effect on the listing of our common stock, and our common stock will continue to trade on the Nasdaq Global Market under the symbol “MTCR” at this time.

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

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.*

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

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

•

provide that special meetings of our stockholders may be called only by the chairman of the board, our Chief Executive Officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and

•

provide that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) and any appellate court therefrom will be the sole and exclusive forum for the following claims or causes of action under the Delaware statutory or common law: (i) any derivative claim or cause of action brought on our behalf; (ii) any claim or cause of action for breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any claim or cause of action against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws (each as may be amended from time to time); (iv) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws (as each may be amended from time to time, including any right, obligation, or remedy thereunder); (v) any claim or cause of action as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; and (vi) any claim or cause of action against us or any of our directors, officers or other employees governed by the internal-affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants; provided, that, this Delaware forum provision set forth in our of our amended and restated certificate of incorporation and amended and restated bylaws will not apply to claims or causes of action brought to enforce a duty or liability created by the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

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

4.4

Warrant to Purchase Common Stock, dated October 1, 2021, issued to K2 HealthVentures Equity Trust LLC (incorporated by reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39512) filed with the SEC on November 12, 2021).

10.1+	Consulting Agreement, dated January 7, 2022, by and between the Registrant and Hubert Chen.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metacrine, Inc.

Date: May 12, 2022	By:	/s/ Preston Klassen, M.D.
Preston Klassen
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Michael York
Michael York
Chief Business Officer (Principal Financial and Accounting Officer)