Form 10-Q
period 2022-06-30
Metacrine, Inc.
filed 2022-08-09
CIK 1634379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission File Number: 001-39512

Metacrine, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-2297384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4225 Executive Square, Suite 600 San Diego, California	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 369-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MTCR	The Nasdaq Capital Market

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

The number of outstanding shares of the registrant’s common stock on August 4, 2022 was 42,569,515.

Metacrine, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Metacrine, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$45,348	$48,910
Short-term investments	10,182	27,517
Prepaid expenses and other current assets	3,611	2,313
Total current assets	59,141	78,740
Property and equipment, net	—	347
Operating lease right-of-use asset	—	902
Total assets	$59,141	$79,989
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$503	$368
Accrued liabilities	2,150	6,567
Current portion of operating lease liability	—	825
Total current liabilities	2,653	7,760
Operating lease liability, net of current portion	—	181
Long-term debt, net of debt discount	13,616	13,303
Other long-term liabilities	1,388	1,390
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares – 10,000,000 as of June 30, 2022 and December 31, 2021; issued and outstanding shares – none as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; authorized shares – 200,000,000 as of June 30, 2022 and December 31, 2021; issued shares – 42,569,515 and 42,110,560 as of June 30, 2022 and December 31, 2021, respectively; outstanding shares – 42,569,515 and 42,108,428 as of June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in-capital	243,595	240,309
Accumulated other comprehensive loss	(20)	(5)
Accumulated deficit	(202,095)	(182,953)
Total stockholders’ equity	41,484	57,355
Total liabilities and stockholders’ equity	$59,141	$79,989

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$2,309	$11,368	$8,989	$22,225
General and administrative	3,412	3,992	8,894	7,688
Restructuring charges	44	—	902	—
Gain from lease termination and asset sale	—	—	(508)	—
Total operating expenses	5,765	15,360	18,277	29,913
Loss from operations	(5,765)	(15,360)	(18,277)	(29,913)
Other income (expense):
Interest income	67	27	90	63
Interest expense	(511)	(247)	(925)	(491)
Other expense, net	(53)	(5)	(30)	(12)
Total other income (expense)	(497)	(225)	(865)	(440)
Net loss	$(6,262)	$(15,585)	$(19,142)	$(30,353)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net	23	8	(15)	6
Comprehensive loss	$(6,239)	$(15,577)	$(19,157)	$(30,347)
Net loss per share, basic and diluted	$(0.15)	$(0.59)	$(0.45)	$(1.16)
Weighted average shares of common stock outstanding, basic and diluted	42,430,487	26,369,636	42,278,932	26,189,664

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Operating activities:
Net loss	$(19,142)	$(30,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	68	154
Stock-based compensation	3,282	3,106
Non-cash interest expense	313	126
Amortization (accretion) of premiums/discounts on investments, net	(4)	263
Amortization of right-of-use asset	179	331
Gain on lease termination and asset sale	(508)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,298)	1,006
Accounts payable and accrued liabilities	(4,281)	3,425
Lease liability	(196)	(361)
Net cash used in operating activities	(21,587)	(22,303)
Investing activities:
Purchases of property and equipment	—	(8)
Proceeds from asset sale	700	—
Purchases of short-term investments	(12,676)	(34,681)
Sales and maturities of short-term investments	30,000	48,541
Net cash provided by investing activities	18,024	13,852
Financing activities:
Proceeds from exercise of common stock options	—	1,059
Repurchase of unvested common stock	—	(1)
Proceeds from issuance of common stock from employee stock purchase plan	1	147
Net cash provided by financing activities	1	1,205
Net decrease in cash and cash equivalents	(3,562)	(7,246)
Cash and cash equivalents at beginning of period	48,910	24,393
Cash and cash equivalents at end of period	$45,348	$17,147
Supplemental disclosure of cash flow information:
Cash paid for interest	$601	$367
Supplemental non-cash investing and financing activities:
Vesting of common stock	$3	$15

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Unaudited Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

For the Six Months Ended June 30, 2022 and 2021

(In thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance as of December 31, 2021	—	$—	42,108,428	$4	$240,309	$(5)	$(182,953)	$57,355
Stock-based compensation	—	—	—	—	3,282	—	—	3,282
Vesting of early exercised stock options	—	—	2,132	—	3	—	—	3
Vesting of restricted stock units	—	—	453,500	—	—	—	—	—
Issuance of common stock from employee stock purchase plan	—	—	5,455	—	1	—	—	1
Unrealized loss on investment securities	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(19,142)	(19,142)
Balance as of June 30, 2022	—	$—	42,569,515	$4	$243,595	$(20)	$(202,095)	$41,484

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
Balance as of December 31, 2020	—	$—	25,969,442	$3	$210,021	$1	$(120,746)	$89,279
Stock-based compensation	—	—	—	—	3,106	—	—	3,106
Exercise of stock options	—	—	466,811	—	1,059	—	—	1,059
Vesting of early exercised stock options	—	—	21,336	—	15	—	—	15
Issuance of common stock from employee stock purchase plan	—	—	48,335	—	147	—	—	147
Unrealized gain on investment securities	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(30,353)	(30,353)
Balance as of June 30, 2021	—	$—	26,505,924	$3	$214,348	$7	$(151,099)	$63,259

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Unaudited Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

For the Three Months Ended June 30, 2022 and 2021

(In thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance as of March 31, 2022	—	$—	42,163,510	$4	$242,322	$(43)	$(195,833)	$46,450
Stock-based compensation	—	—	—	—	1,272	—	—	1,272
Vesting of restricted stock units	—	—	400,550	—	—	—	—	—
Issuance of common stock from employee stock purchase plan	—	—	5,455	—	1	—	—	1
Unrealized gain on investment securities	—	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	—	(6,262)	(6,262)
Balance as of June 30, 2022	—	$—	42,569,515	$4	$243,595	$(20)	$(202,095)	$41,484

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance as of March 31, 2021	—	$—	26,209,327	$3	$212,172	$(1)	$(135,514)	$76,660
Stock-based compensation	—	—	—	—	1,586	—	—	1,586
Exercise of stock options	—	—	238,133	—	436	—	—	436
Vesting of early exercised stock options	—	—	10,129	—	7	—	—	7
Issuance of common stock from employee stock purchase plan	—	—	48,335	—	147	—	—	147
Unrealized gain on investment securities	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(15,585)	(15,585)
Balance as of June 30, 2021	—	$—	26,505,924	$3	$214,348	$7	$(151,099)	$63,259

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

Liquidity and Capital Resources

From its inception through June 30, 2022, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital, researching, discovering and developing its pipeline in farnesoid X receptor (“FXR”), and other drug targets, and general and administrative support for these operations and has funded its operations primarily with the net proceeds from the issuance of convertible preferred stock, common stock, and long-term debt. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $202.1 million as of June 30, 2022. Management expects the Company will incur substantial operating losses for the foreseeable future in order to complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company will need to finance its operations through a combination of equity offerings, debt financings, strategic transactions, collaborations, and other similar arrangements. As of June 30, 2022, the Company had available cash, cash equivalents, and short-term investments of $55.5 million and working capital of $56.5 million to fund future operations. Management has prepared cash flow forecasts which indicate that, based on the Company’s current cash resources available and working capital, the Company will have sufficient resources to fund its operations for at least one year after the date the financial statements are issued.

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

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. Lease terms are determined at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. For its long-term operating leases, the Company recognizes a lease liability and a right-of-use (“ROU”) asset on its unaudited condensed consolidated balance sheets and recognizes lease expense on a straight-line basis over the lease term. The lease liability is determined as the present value of future lease payments using the discount rate implicit in the lease or, if the implicit rate is not readily determinable, an estimate of the Company’s incremental borrowing rate. The ROU asset is based on the lease liability, adjusted for any prepaid or deferred rent. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. The Company has elected to not recognize a lease liability or ROU asset in connection with short-term operating leases and recognizes lease expense for short-term operating leases on a straight-line basis over the lease term. The Company does not have any financing leases. The Company terminated the facility lease for its former corporate headquarters on March 31, 2022. Refer to Note 3 in the unaudited condensed consolidated financial statements for further discussion.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment losses during the six months ended June 30, 2022 and 2021.

Research and Development Costs

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, stock-based compensation, external research and development costs incurred under agreements with contract research organizations, investigative sites and consultants to conduct the Company’s preclinical, toxicology and clinical studies, milestone payments resulting from license agreements, laboratory supplies, costs related to compliance with regulatory requirements, costs related to manufacturing the Company’s product candidates for clinical trials and preclinical studies, facilities, depreciation, and other allocated expenses. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the related goods are delivered or services performed.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06 (“ASU No. 2020-06”), Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815). ASU No. 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock and amending the derivatives scope exception for contracts in

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

an entity’s own equity to reduce form-over-substance-based accounting conclusions. The Company adopted ASU No. 2020-06 during the first quarter of 2022 using the modified retrospective method. The standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	June 30,
	2022	2021
Common stock options	4,202,631	3,447,174
Unvested restricted stock units	1,263,317	567,350
Unvested common stock	—	12,461
Common stock warrant	154,240	23,122
Total	5,620,188	4,050,107

Note 2. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid research and development	$3,019	$1,241
Prepaid expenses	557	578
Other current assets	—	468
Interest receivable	35	26
Total prepaid expenses and other current assets	3,611	2,313

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued research and development	$1,093	$4,250
Accrued compensation	552	1,653
Other accrued liabilities	505	664
Total accrued liabilities	$2,150	$6,567

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

On the Lease Termination Date, the Company derecognized the ROU asset of $0.7 million and current and noncurrent operating lease liabilities of $0.8 million in the unaudited condensed consolidated balance sheets in connection with the termination of its facility lease pursuant to the Lease Termination Agreement. The Company also derecognized net property and equipment of $0.3 million and recorded a receivable from asset sale of $0.7 million in connection with the asset sale to Belharra discussed above. The Company recognized a gain from lease termination and asset sale of $0.5 million in the unaudited condensed consolidated statements of operations. Prior to the Lease Termination Date, the Company recognized depreciation expense of $0.1 million. The Company recognized depreciation expense of $0.1 million and $0.2 million during the three and six months ended June 30, 2021, respectively.

Information related to the Company’s operating lease prior to the Lease Termination Date is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense (including variable costs of none and $96 during the three months ended June 30, 2022 and 2021, respectively, and $96 and $184 during the six months ended June 30, 2022 and 2021, respectively.	$—	$294	$294	$579
Cash paid for amounts included in the measurement of lease liabilities	$—	$216	$215	$425

License Agreement with the Salk Institute

In November 2016, the Company and The Salk Institute for Biological Studies (“The Salk”) entered into the Amended and Restated Exclusive FXR License Agreement, which was amended in February 2017 and July 2018, pursuant to which The Salk granted the Company an exclusive, worldwide license to certain FXR related intellectual property to make, use, offer for sale, import, export, and distribute products covered by such intellectual property (“FXR Licensed Products”) and a non-exclusive, worldwide license to use certain technical information to research, develop, test, make, use, offer for sale, import, export and distribute FXR Licensed Products. The Company is required to use commercially reasonable efforts to achieve certain diligence milestones with respect to the FXR Licensed Products, including with respect to developing, producing and selling FXR Licensed Products. The Company is also required to pay The Salk up to $6.5 million in milestone payments upon the completion of certain clinical and regulatory milestones, certain of which payments the Company may defer under certain circumstances. The Company is also obligated to pay The Salk a low single-digit percentage royalty on net sales, with a minimum annual royalty payment due beginning with the first commercial sale of each FXR Licensed Product. The applicable minimum annual royalty payment amount depends on the number of years that have elapsed since the first commercial sale of an FXR Licensed Product and is in the hundreds-of-thousands-of-dollars range. In addition, if the Company chooses to sublicense the FXR Licensed Product to any third parties, the Company must pay to The Salk a low single-digit percentage of all sublicensing revenue. In addition, in the event of a change of control, the Company is required to pay The Salk a low single-digit percentage of any payments and consideration that it receives in consideration of the change of control. The Company has accrued $0.4 million in milestone payments based upon the achievement of certain regulatory milestones as of June 30, 2022.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Note 4. Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Long-term debt	$15,000	$15,000
Unamortized debt discount	(1,384)	(1,697)
Long-term debt, net of debt discount	$13,616	$13,303

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

On August 27, 2019, the Company entered into a Loan and Security Agreement with a lender (the “Lender”). The Company borrowed $10.0 million at the inception of the Loan and Security Agreement. On October 4, 2021, the Company entered into the second amendment to the Loan Agreement (“Second Amendment” or “Loan Agreement”) pursuant to which the existing term loan tranches were replaced and superseded by new term loan tranches (“Term Loans”) under which the Company could borrow up to an aggregate principal amount of $45.0 million subject to the achievement of certain milestones. The Company borrowed $15.0 million under the Term Loans on October 1, 2021. As of June 30, 2022, $20.0 million in term loan tranches were available to the Company to borrow under the terms of the Loan Agreement, subject to the achievement of certain milestones.

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

In addition, the Company is required to make final fee payments equal to $0.5 million on September 1, 2023 and 5.75% of the aggregate original principal amount of the Term Loans made pursuant to the Second Amendment on the Maturity Date. As of both June 30, 2022 and December 31, 2021, the Company recorded final payment fees of $1.4 million in other long-term liabilities in the unaudited condensed consolidated balance sheets. The Company may elect to prepay all, but not less than all, of the Term Loans prior to the Maturity Date, subject to a prepayment fee of up to 3% of the then outstanding principal balance. After repayment, no Term Loan amounts may be borrowed again.

The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property. The Loan Agreement includes customary affirmative and negative covenants and also includes standard events of default, including an event of default based on the occurrence of a material adverse event, and a default under any agreement with a third party resulting in a right of such third party to accelerate the maturity of any debt in excess of $0.3 million. The negative covenants include, among others, restrictions on the Company transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. Upon the occurrence and continuance of an event of default, the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. As of June 30, 2022 and December 31, 2021, the Company was in compliance with all applicable covenants under the Loan Agreement.

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

For the three months ended June 30, 2022 and 2021, the Company recognized $0.5 million and $0.2 million of interest expense, respectively, including $0.2 million and $0.1 million of debt discount amortization in connection with the Loan Agreement, respectively. For the six months ended June 30, 2022 and 2021 the Company recognized $0.9 million and $0.5 million of interest expense, respectively, including $0.3 million and $0.1 million of debt discount amortization in connection with the Loan Agreement, respectively. As of June 30, 2022 and December 31, 2021, the Company had an outstanding Term Loan of $15.0 million and accrued interest of $0.1 million.

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Future minimum principal and interest payments under the Term Loan, including the final payment fee, as of June 30, 2022 are as follows (in thousands):

June 30, 2022
Remaining in 2022	$647
2023	5,690
2024	8,927
2025	3,864
Total principal and interest payments	19,128
Less interest and final payment fee	(4,128)
Long-term debt	$15,000

Note 5. Fair Value of Financial Instruments

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2022
Assets:
Commercial paper	$7,932	$—	$7,932	$—
U.S. government and agency securities	2,250	—	2,250	—
Total assets measured at fair value	$10,182	$—	$10,182	$—
As of December 31, 2021
Assets:
Commercial paper	$16,987	$—	$16,987	$—
U.S. government and agency securities	10,530	—	10,530	—
Total assets measured at fair value	$27,517	$—	$27,517	$—

Note 6. Short-Term Investments

The following tables summarize short-term investments (in thousands):

	As of June 30, 2022
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$7,946	$—	$(14)	$7,932
U.S. government and agency securities	2,256	—	(6)	2,250
Total short-term investments	$10,202	$—	$(20)	$10,182

	As of December 31, 2021
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$16,991	$1	$(5)	$16,987
U.S. government and agency securities	10,531	—	(1)	10,530
Total short-term investments	$27,522	$1	$(6)	$27,517

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes the maturities of the Company’s short-term investments as of June 30, 2022 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,202	$10,182
Total short-term investments	$10,202	$10,182

Note 7. Stockholders’ Equity

Sales Agreement

On October 4, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”) to sell shares of common stock from time to time through an “at-the-market” equity offering program (the “ATM”) under which SVB Leerink will act as the Company’s agent. The Company has no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. SVB Leerink will be entitled to compensation in an amount of up to 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. A maximum of $50 million of shares of common stock may be sold under the Sales Agreement. The Company did not sell any shares of its common stock under the Sales Agreement during the six months ended June 30, 2022. As of June 30, 2022, the Company may sell up to an additional $27.3 million of shares of its common stock under the Sales Agreement.

Equity Incentive Plan

In January 2015, the Company adopted the Metacrine, Inc. 2015 Equity Incentive Plan (as amended, the “2015 Plan”), which provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, and stock appreciation rights to its employees, members of its board of directors, and consultants. In August 2020, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (the “2020 Plan”), which is the successor and continuation of the 2015 Plan. No additional awards may be granted under the 2015 Plan and all outstanding awards under the 2015 Plan remain subject to the terms of the 2015 Plan. As of June 30, 2022, there were 2,305,729 shares authorized and available for issuance under the 2020 Plan.

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

A summary of the Company’s unvested shares and unvested stock liability is as follows (in thousands, except share data):

	Number of Unvested Shares	Unvested Stock Liability
Balance as of December 31, 2021	2,132	$3
Vested shares	(2,132)	(3)
Balance as of June 30, 2022	—	$-

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

A summary of the Company’s stock option activity is as follows (in thousands, except share and per share data):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	3,425,285	$6.17	7.82	$6
Granted	1,378,817	$0.47
Exercised	—	$—
Cancelled	(601,471)	$4.93
Balance as of June 30, 2022	4,202,631	$4.47	7.69	$48
Vested and expected to vest as of June 30, 2022	4,202,631	$4.47	7.69	$48
Exercisable as of June 30, 2022	1,537,939	$6.04	6.05	$1

The weighted average grant date fair value per share of stock option grants for the six months ended June 30, 2022 and 2021 was $0.33 and $6.52, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was none and $1.7 million, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.9% – 2.9%	0.6% – 1.1%
Expected volatility	81.8% – 87.5%	87.9% – 89.5%
Expected term (in years)	5.5 – 5.6	5.5 – 6.1
Expected dividend yield	0%	0%

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

Restricted Stock Units

A summary of the Company’s restricted stock units activity is as follows (in thousands, except share and per share amounts):

	Number of Outstanding Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2021	468,500	$4.09	$314
Granted	1,263,317	$0.47
Released	(453,500)	$4.09
Cancelled	(15,000)	$4.09
Balance as of June 30, 2022	1,263,317	$0.47	$38
Vested and expected to vest as of June 30, 2022	1,263,317	$0.47	$38

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

The fair value of restricted stock units that vested during the three and six months ended June 30, 2022 was $0.2 million and $0.3 million, respectively.

Employee Stock Purchase Plan

In September 2020, the Company’s Board of Directors and stockholders adopted and approved the ESPP. The ESPP permits eligible employees, who elect to participate in an offering under the ESPP, to contribute up to 15% of their eligible gross compensation towards the purchase of shares of common stock. Eligible employees can purchase up to 20,000 shares of common stock on a given purchase date. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the commencement date of each offering period or the relevant purchase date, whichever is lower. Offerings under the ESPP are approximately two years in duration and consist of four purchase periods that are approximately six months in duration. The ESPP is considered a compensatory plan as defined by the authoritative guidance for stock-based compensation. As of June 30, 2022, there were 999,255 shares of common stock available for future issuance under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$1,098	$1,310	$2,987	$2,336
Research and development	174	276	295	770
Total stock-based compensation	$1,272	$1,586	$3,282	$3,106

As of June 30, 2022, unrecognized stock-based compensation expense was $9.0 million, which is expected to be recognized over a remaining weighted average period of approximately 1.9 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	June 30,	December 31,
	2022	2021
Common stock options outstanding	4,202,631	3,425,285
Shares available for issuance under equity incentive plans	2,305,729	2,661,970
Restricted stock units outstanding	1,263,317	468,500
Shares available for issuance under the ESPP	999,255	583,605
Common stock warrant	154,240	154,240
Total common stock reserved for future issuance	8,925,172	7,293,600

Note 8. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. As of June 30, 2022, no contributions to the 401(k) plan have been made by the Company.

Note 9. Restructuring Charges

On February 10, 2022, the Company implemented a restructuring plan (the “Restructuring Plan”) designed to reduce the Company’s operating expenses, preserve cash and align its resources to support the ongoing clinical development of MET642 in inflammatory bowel disease. As part of the Restructuring Plan, the Company discontinued preclinical development of its hydroxysteroid dehydrogenase (“HSD”) program and implemented a staff reduction of approximately 50%, primarily consisting of the Company’s research organization. The Company recognized restructuring charges of $44 thousand and $0.9 million in the unaudited condensed consolidated statement of operations during the three and six months ended June 30, 2022, respectively. Restructuring charges primarily consist of one-time payments relating to severance obligations and customary employee benefits in connection with the staff reduction. The accelerated vesting of certain equity awards and the third-party costs associated with the discontinuation of the Company’s HSD program were immaterial during the three and six months ended June 30, 2022. Substantially all of the committed actions under the Restructuring Plan have been completed. The estimates of the costs the Company expects to incur, and the

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

successful implementation of the restructuring activities pursuant to the Restructuring Plan, are subject to a number of assumptions, risks and uncertainties, and actual results may differ from the above-described estimates. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring Plan.

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

We have engaged MTS Health Partners to act as our strategic financial advisor. We are evaluating and exploring a variety of strategic and financing alternatives focused on maximizing stockholder value, including, but not limited to, a merger, sale, or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of our programs. Despite undertaking this process, we may not be successful in completing a transaction, and, even if a strategic transaction is completed, it ultimately may not deliver the anticipated benefits or enhance stockholder value.

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

To date, we have devoted substantially all of our resources to organizing and staffing our company, business, planning, raising capital, researching, discovering and developing our pipeline in FXR and other drug targets and general and administrative support for these operations. We do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through the private placement of convertible preferred stock, the issuance of long-term debt, and the sale of common stock from our initial public offering, or IPO, and our at-the-market equity offering program, or ATM offering program. Through June 30, 2022, we have raised gross proceeds of approximately $124.8 million from the issuance of convertible preferred stock, $15.0 million under our K2 Loan Agreement (as defined below) and $107.7 million from the sale of common stock from our IPO and our ATM offering program. As of June 30, 2022 and December 31, 2021, we had cash, cash equivalents, and short-term investments of $55.5 million and $76.4 million, respectively.

We have incurred net losses since our inception. Our net losses were $19.1 million and $30.4 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $202.1 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect our expenses and operating losses will increase as MET642 or any future product candidates advance through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for MET642 or any future product candidate, and incur additional costs associated with operating as a public company.

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

The following table summarizes our research and development expenses allocated by program for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Third-party research and development expenses:
FXR program	$1,372	$8,689	$6,117	$16,327
Other research programs	48	391	234	859
Total third-party research and development expenses	1,420	9,080	6,351	17,186
Unallocated expenses	889	2,288	2,638	5,039
Total research and development expenses	$2,309	$11,368	$8,989	$22,225

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

Gain from Lease Termination and Asset Sale

Gain from lease termination and asset sale relates to the termination of our Corporate Lease (as defined below) and the sale of personal property to Belharra Therapeutics, Inc., or Belharra. Refer to Note 3 in our unaudited condensed consolidated financial statements for further discussion.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income from our cash, cash equivalents, and short-term investments and interest expense under our K2 Loan Agreement.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Operating expenses:
Research and development	$2,309	$11,368	$(9,059)	$8,989	$22,225	$(13,236)
General and administrative	3,412	3,992	(580)	8,894	7,688	1,206
Restructuring charges	44	—	44	902	—	902
Gain from lease termination and asset sale	—	—	—	(508)	—	(508)
Total operating expenses	5,765	15,360	(9,595)	18,277	29,913	(11,636)
Loss from operations	(5,765)	(15,360)	9,595	(18,277)	(29,913)	11,636
Other income (expense):
Interest income	67	27	40	90	63	27
Interest expense	(511)	(247)	(264)	(925)	(491)	(434)
Other expense, net	(53)	(5)	(48)	(30)	(12)	(18)
Total other income (expense)	(497)	(225)	(272)	(865)	(440)	(425)
Net loss	$(6,262)	$(15,585)	$9,323	$(19,142)	$(30,353)	$11,211

Research and Development Expenses. Research and development expenses were $2.3 million and $11.4 million for the three months ended June 30, 2022 and 2021, respectively. The decrease in research and development expenses of $9.1 million when comparing the three months ended June 30, 2022 and 2021 was primarily due to decreases of $6.2 million in clinical trial expenses related to our FXR program, $1.0 million in personnel costs, including $0.1 million in non-cash stock-based compensation, $0.9 million in preclinical studies and toxicology expenses, $0.3 million in third-party medicinal chemistry expenses, $0.3 million in facilities and information technology expenses and $0.2 million in laboratory supplies expense.

Research and development expenses were $9.0 million and $22.2 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in research and development expenses of $13.2 million when comparing the six months ended June 30, 2022 and 2021 was primarily due to decreases of $8.2 million in clinical trial expenses related to our FXR program, $1.9 million in personnel costs, including $0.5 million in non-cash stock-based compensation, $1.7 million in preclinical studies and toxicology expenses, $0.4 million in facilities and information technology expenses, $0.4 million in laboratory supplies expense and $0.3 million in third-party medicinal chemistry expenses.

General and Administrative Expenses. General and administrative expenses were $3.4 million and $4.0 million for the three months ended June 30, 2022 and 2021, respectively. The decrease in general and administrative expenses of $0.6 million when comparing the three months ended June 30, 2022 and 2021 was primarily due to decreases of $0.3 million in personnel costs, including $0.2 million in non-cash stock-based compensation and $0.2 million in consulting, professional services and other public company related expenses.

General and administrative expenses were $8.9 million and $7.7 million for the six months ended June 30, 2022 and 2021, respectively. The increase in general and administrative expenses of $1.2 million when comparing the six months ended June 30, 2022 and 2021 was primarily due to increases of $1.1 million in personnel costs, including $0.7 million in non-cash stock-based compensation and $0.1 million in facilities and information technology expenses.

Restructuring Charges. Restructuring charges were $44 thousand and none for the three months ended June 30, 2022 and 2021, respectively, and $0.9 million and none for the six months ended June 30, 2022 and 2021, respectively. The increase in restructuring charges when comparing the three and six months ended June 30, 2022 and 2021 was primarily related to one-time payments of severance obligations and other customary employee benefits made in connection with the staff reduction resulting from the Restructuring Plan. Refer to Note 9 in our unaudited condensed consolidated financial statements for further discussion.

Gain from Lease Termination and Asset Sale. Gain from lease termination and asset sale was none for each of the three months ended June 30, 2022 and 2021, and $0.5 million and none for the six months ended June 30, 2022 and 2021, respectively. The gain from lease termination and asset sale was related to the termination of our Corporate Lease and sale of personal property to Belharra. Refer to Note 3 in our unaudited condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2022 and December 31, 2021, we had cash, cash equivalents, and short-term investments of $55.5 million and $76.4 million, respectively.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(21,587)	$(22,303)
Investing activities	18,024	13,852
Financing activities	1	1,205
Net decrease in cash and cash equivalents	$(3,562)	$(7,246)

Operating Activities

Net cash used in operating activities was $21.6 million and $22.3 million for the six months ended June 30, 2022 and 2021, respectively. The net cash used in operating activities during the six months ended June 30, 2022 was primarily due to our net loss of $19.1 million and $5.8 million from changes in operating assets and liabilities, adjusted for $3.3 million of non-cash charges. Non-cash charges for the six months ended June 30, 2022 primarily consisted of $3.3 million of stock-based compensation, $0.3 million in debt amortization expense, and $0.2 million in other non-cash charges, partially offset by a $0.5 million gain from lease termination and asset sale related to the termination of our Corporate Lease.

Net cash used in operating activities was $22.3 million for the six months ended June 30, 2021 and was primarily due to our net loss of $30.4 million, adjusted for $4.0 million of non-cash charges and $4.1 million from changes in operating assets and liabilities. Non-cash charges for the six months ended June 30, 2021 primarily consisted of $3.1 million of stock-based compensation, $0.3 million of amortization on our right-of-use asset, $0.3 million of amortization of premiums/discounts on investments, and $0.3 million in other non-cash charges.

Investing Activities

Net cash provided by investing activities of $18.0 million for the six months ended June 30, 2022 was primarily due to sales and maturities of short-term investments of $30.0 million and proceeds from asset sale of $0.7 million, partially offset by purchases of short-term investments of $12.7 million.

Net cash provided by investing activities of $13.9 million for the six months ended June 30, 2021 was primarily due to sales and maturities of short-term investments of $48.5 million, partially offset by purchases of short-term investments of $34.7 million.

Financing Activities

There was an immaterial amount of cash provided by financing activities for the six months ended June 30, 2022.

Net cash provided by financing activities of $1.2 million for the six months ended June 30, 2021 was primarily due to $1.1 million of proceeds from exercises of common stock options and $0.1 million of proceeds from the issuance of shares from our employee stock purchase plan.

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

Term loans under the K2 Loan Agreement bear interest at a floating annual rate equal to the greater of (i) the prime rate used by the lender plus 4.5% and (ii) 7.75%. The monthly payments on the 2021 Refinancing Term Loans are interest-only until July 1, 2023, and then subsequent to the interest-only period, the 2021 Refinancing Term Loans will be payable in equal monthly installments of principal plus accrued and unpaid interest, through April 1, 2025, the maturity date. We are required to make final fee payments equal to $0.5 million on September 1, 2023 and 5.75% of the aggregate original principal amount of the 2021 Refinancing Term Loans at the maturity date. We may elect to prepay all, but not less than all, of the 2021 Refinancing Term Loans prior to the maturity date, subject to a prepayment fee of up to 3.0% of the then outstanding principal balance. After repayment, no term loan amounts may be borrowed again.

Our obligations under the K2 Loan Agreement are secured by a security interest in substantially all of our assets, other than our intellectual property. The K2 Loan Agreement includes customary affirmative and negative covenants and also includes standard events of default, including an event of default based on the occurrence of a material adverse event, and a default under any agreement with a third party resulting in a right of such third party to accelerate the maturity of any debt in excess of $0.3 million. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. Upon the occurrence and continuance of an event of default, the lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the K2 Loan Agreement. As of June 30, 2022, we were in compliance with all applicable covenants under the K2 Loan Agreement.

Sales Agreement

On October 4, 2021, we entered into a sales agreement, or the Sales Agreement, with SVB Leerink LLC, or SVB Leerink, to sell shares of common stock from time to time through our ATM offering program, under which SVB Leerink will act as our sales agent. We have no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. SVB Leerink will be entitled to compensation in an amount of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. A maximum of $50.0 million of shares of common stock may be sold under the Sales Agreement. We did not sell any shares of our common stock under the Sales Agreement during the six months ended June 30, 2022. As of June 30, 2022, we may sell up to an additional $27.3 million of shares of our common stock under the Sales Agreement and pursuant to our ATM offering program.

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

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our material cash requirements through at least the next twelve months based on our current operating plans. We expect to finance our long-term cash requirements and obligations beyond the next twelve months through a combination of existing cash and cash equivalents and equity offerings and debt financings, as well as business combinations, collaborations and other similar strategic alternatives. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong or change, and we could expend our capital resources sooner than we expect.

Our future cash requirements will depend on many factors, including:

•	the scope, rate of progress and costs of our drug discovery, preclinical development activities, laboratory testing and clinical trials for MET642 or any future product candidate;
•	the number and scope of clinical programs we decide to pursue;
•	the extent to which we collaborate with biopharmaceutical companies for the development and potential commercialization of MET642 or any future product candidates;
•	the scope and costs of manufacturing for MET642 or any future product candidate and commercial manufacturing activities;
•	the cost, timing and outcome of regulatory review of MET642 or any future product candidate;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	the terms and timing of any strategic transaction we may enter into;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of MET642 or any future product candidate;
•	the costs associated with being a public company;
•	the timing of any milestone and royalty payments to The Salk Institute for Biological Studies, or other future licensors;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the cost associated with commercializing MET642 or any future product candidate, if they receive marketing approval.

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

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of all stock option grants using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the fair value of the underlying common stock on the date of grant, the risk-free interest rate, the expected stock price volatility, the expected term of stock options, and the expected dividend yield. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted the three and six months ended June 30, 2022 and 2021.

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

Investing in our common stock is speculative and involves a high degree of risk. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. You should consider all of the risk factors described when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) are new or contain changes to the similarly titled risk factors included in our Annual Report.

Risk Factors

Risks Related to Our Business and to the Discovery, Development and Regulatory Approval of MET642 and any Future Product Candidates

We will need to obtain substantial additional funding to complete the development and any commercialization of MET642 and any future product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our development programs or other operations.*

Since our inception, we have used substantial amounts of cash to fund our operations. The development of biopharmaceutical product candidates is capital intensive. As MET642 or any future product candidate enters and advances through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, the conflict between Russia and Ukraine may result in delays or increased costs for our Phase 2a proof-of-concept clinical trial of MET642 for the treatment of UC, which originally included several trial sites located in Russia and Ukraine. Due to the ongoing conflict, we plan to identify alternative and additional sites for the trial. We cannot be certain what the overall impact of this conflict will be on our ability to conduct and complete the clinical trial on schedule. In addition, if we obtain marketing approval for MET642 or any future product candidate, we expect to incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We expect to continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise sufficient capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our development programs, our commercialization plans or other operations, which could cause the price of our common stock to decline. Our future capital requirements will depend on many factors, including:

•

the scope, rate of progress and costs of our drug discovery, preclinical development activities, laboratory testing, toxicology studies and clinical trials for MET642 and any future product candidates;

•	the number and scope of clinical programs we decide to pursue;
•	the extent to which we collaborate with biopharmaceutical companies for the development and potential commercialization of MET642 or any future product candidates;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•	the cost, timing and outcome of regulatory review of MET642 or any future product candidates;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	the terms and timing of any strategic transaction we may enter into;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of MET642 or any future product candidates;
•	the costs associated with being a public company;
•	the timing of any milestone and royalty payments to current or future licensors;
•	the extent to which we acquire or in-license other future product candidates and technologies;
•	rising interest rates;
•	the cost associated with commercializing MET642 or any future product candidates if they receive marketing approval; and
•	the severity, duration, and impact of the ongoing COVID-19 pandemic, which may exacerbate the magnitude of the factors discussed above.

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

Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for sale for many years, if at all. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, including through a combination of equity offerings, debt financing, additional borrowings under the K2 Loan Agreement, strategic transactions, collaborations and other similar arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise sufficient capital when needed or on attractive terms, we may be required to:

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

We are an early stage biopharmaceutical company with a very limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.*

We are an early stage biopharmaceutical company with a very limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. We were incorporated in 2014 and commenced operations in 2015. To date, our operations have been limited to organizing and staffing our company, business planning, raising capital, researching, discovering and developing our pipeline in FXR and other drug targets, and general and administrative support for these operations. We have delayed clinical development efforts related to our planned Phase 2a proof-of-concept clinical trial of MET642 in UC until the completion of our review of strategic alternatives. We may experience delays in the commencement or completion of this trial, or potentially termination or suspension of the trial, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects. We have not yet demonstrated an ability to successfully complete any late stage clinical trials and have never completed the development of any product candidate. In October 2021, we discontinued future development of our FXR program for the treatment of non-alcoholic steatohepatitis, or NASH, and, in February 2022, we discontinued our other research and discovery programs. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the six months ended June 30, 2022 and 2021, our net losses were $19.1 million and $30.4 million, respectively. As of June 30, 2022, we had an accumulated deficit of $202.1 million. We expect to incur increasing levels of operating losses over time as we execute our plan to continue our development activities, including the clinical development of MET642, and continue to incur the additional costs of operating as a public company. We expect that it will be several years, if ever, before we have a product candidate ready for potential regulatory approval and commercialization. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Our activities to evaluate and pursue strategic alternatives may not result in any definitive transaction or enhance stockholder value, and may create a distraction for our management and uncertainty that may adversely affect our operating results and business.*

We have engaged MTS Health Partners to act as our strategic financial advisor. We are evaluating and exploring a variety of strategic and financing alternatives focused on maximizing stockholder value, including, but not limited to, a merger, sale, or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of our programs. Our ability to successfully execute on a strategic alternative is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative upon favorable terms within an advantageous timeframe and recognize significant value for these assets, if at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative may be costly and time-consuming. Any executed strategic alternative may not result in anticipated savings or other economic benefits, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

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

Before we can market and sell a drug in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials, manage clinical, preclinical and manufacturing activities, obtain necessary regulatory approvals from the U.S. Food and Drug Administration, or the FDA, and from similar foreign regulatory agencies in other jurisdictions, obtain manufacturing supply, build a commercial organization or enter into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials and/or obtain regulatory approvals and develop sufficient commercial capabilities for MET642 or any future product candidates. We have not submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate. Further, a product candidate may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain regulatory approvals, we may never generate significant revenues from any commercial sales of a marketable drug. If MET642 or any other future product candidate is approved and we fail to successfully commercialize it, we may be unable to generate sufficient revenues to sustain and grow our business and our business, prospects, financial condition and results of operations will be adversely affected.

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

We are very early in our development efforts and we have limited experience conducting clinical trials in humans.*

We are early in our development efforts and we have limited experience conducting clinical trials in humans and have not yet conducted any clinical trials in UC. To date, MET642 has been evaluated for safety in 64 patients in a 14-day Phase 1 clinical trial and up to 190 patients in a 16-week Phase 2a clinical trial. The longer-term toxicity is unknown. We have completed a nine-month non-human primate Good Laboratory Practice, or GLP, toxicology study for MET642 to support longer-term clinical trials, and based on the preliminary findings from such study, we are planning to conduct an additional long-term animal toxicology study to support future longer-term clinical trials in the UC indication. We have delayed clinical development efforts related to our planned Phase 2a proof-of-concept clinical trial of MET642 in UC until the completion of our review of strategic alternatives. Adverse safety and toxicology findings may emerge as we review the findings from this study and as we conduct additional studies. The FDA may also require additional studies after their review of safety and toxicology findings.

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

The development and commercialization of drug products is subject to extensive regulation, and we may not obtain regulatory approvals for MET642 for the treatment of UC, or any future product candidate.*

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to MET642 as well as any future product candidate that we may develop are subject to extensive regulation in the United States and foreign jurisdictions. Marketing approval of drug candidates in the United States requires the submission of an NDA to the FDA and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of an NDA for that product. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls.

Regulatory approval of an NDA is not guaranteed, and the approval process is an expensive and uncertain process that may take several years. The FDA and foreign regulatory entities also have substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for NDA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage. The results of preclinical and early clinical trials of our product candidates and other products with the same mechanism of action may not be predictive of the results of our clinical trials. In particular, while we have conducted certain preclinical studies of MET642 and a Phase 1 clinical trial of MET642, we do not know whether MET642 will perform in current and future clinical trials as it has performed in these prior studies, including for other indications such as IBD, including UC. For example, in preclinical animal studies with our current and former FXR agonist product candidates, we have observed improvement in colon inflammation on a level similar to a mouse antibody which targets IL-12/23, but there is no guarantee that a similar improvement will be observed in our clinical trials.

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

Further, conducting clinical trials in foreign countries (such as our Phase 1 clinical trial of MET409 conducted in the Netherlands and our Phase 1 clinical trial of MET642 conducted in Australia) presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. Moreover, certain of our scientific advisors or consultants who receive compensation in connection with such services are likely to be investigators for our future clinical trials. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that our financial relationships with principal investigators, some of whom we engage as consultants, have created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our current or future product candidates. If we experience delays in the completion of, or termination of, any clinical trial of a product candidate, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenues from any of the product candidates will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues.

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

In addition, if MET642 or any future product candidate receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;
•	we may be required to recall a product or change the way such product is administered to patients;
•	regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication;
•	we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients;
•	the product could become less competitive; and
•	our reputation may suffer.

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

Even if we receive regulatory approval for MET642 or any future product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, MET642 or any future product candidate, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product.*

Any regulatory approvals that we receive for MET642 or any future product candidate may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority approves MET642 or any future product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, undesirable side effects caused by the product, problems encountered by our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, either before or after product approval, may result in, among other things:

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

Additionally, if MET642 or any future product candidate receives marketing approval, the FDA could require us to adopt an REMS to ensure that the benefits of the therapy outweigh its risks, which may include, among other things, a medication guide outlining the risks for distribution to patients and a communication plan to healthcare practitioners. Any of these events could prevent us from achieving or maintaining market acceptance of the product or the particular product candidate at issue and could significantly harm our business, prospects, financial condition and results of operations.

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

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, and could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely.*

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, and could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. The COVID-19 pandemic has resulted in governments implementing numerous containment measures, such as travel bans and restrictions, particularly quarantines, stay-at-home orders and business limitations and shutdowns.

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

Quarantines, stay-at-home and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, may impact personnel at third-party manufacturing facilities or the availability or cost of materials, which would disrupt our supply chain. In particular, some of our suppliers of certain materials used in the production of MET642, our only current product candidate, are located in Europe, where there have been government-imposed quarantines. While many of these materials may be obtained by more than one supplier, restrictions resulting from the COVID-19 pandemic may disrupt our supply chain or limit our ability to obtain sufficient materials for MET642 or any future product candidate.

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

The ultimate impact of the ongoing COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. As global economic conditions recover from the COVID-19 pandemic, business activity may not recover as quickly as anticipated and it is not possible at this time to estimate the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely. To the extent the COVID-19 pandemic adversely affects our operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

Many of our competitors, such as large pharmaceutical and biotechnology companies like Arena Pharmaceuticals, Inc. (which was acquired by Pfizer Inc. in March 2022), Gossamer Bio, Inc., Prometheus Biosciences, Inc., and Protagonist Therapeutics, Inc. have longer operating histories and significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do.

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

Risks Related to Manufacturing and Our Reliance on Third Parties

We contract with third parties for the manufacturing and supply of product candidates for use in preclinical testing and clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.*

We do not have any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of product candidates for preclinical and clinical testing, as well as for commercial supply if MET642 or any future product candidate is approved. We currently do not have long-term agreements with any of our third-party manufacturers and do not have any contractual relationships for the manufacture of commercial supplies of any product candidate, or product, if approved. This reliance increases the risk that we will not have sufficient quantities of MET642 or any future product candidates, or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. This could be particularly problematic where we rely on a single-source supplier, as is currently the case for the manufacture of the drug substance and the drug product for MET642. In addition, if we were to experience an unexpected loss of supply of MET642 or any future product candidate for any reason, including as a result of manufacturing, supply or storage issues, our business would be harmed, and we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

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

Any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture MET642 or any future product candidate may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture a product candidate. The process of changing manufacturers is extensive and time consuming and could cause delays or interruptions in our drug development. Further, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

Risks Related to Our Intellectual Property

Our commercial success depends on our ability to obtain and maintain sufficient intellectual property protection for MET642 or any future product candidate and other proprietary technologies.*

Our commercial success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and various foreign jurisdictions such as Europe, China, and Japan with respect to MET642 or any future product candidate, proprietary technologies, and their uses, and the manufacture and formulation thereof, that we develop. If we are unable to obtain and maintain patent protection with respect to MET642 or any future product candidate, proprietary technologies, and their uses, our business, financial condition, results of operations and prospects could be materially harmed. Given that the development of MET642 or any future product candidate, proprietary technologies, and their uses is at an early stage, our intellectual property portfolio with respect to certain aspects of our product candidates and proprietary technologies is also at an early stage.

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

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected.*

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including U.S. Supreme Court decisions, that have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa.

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

Our patents or pending patent applications may be challenged in the courts or patent offices in the United States, Europe, China, Japan, and other foreign jurisdictions. For example, we may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in post-grant review procedures, derivations, reexaminations, or inter parties review proceedings, in the United States or oppositions or similar proceedings in foreign jurisdictions, challenging our patent rights. The legal threshold for initiating such proceedings may be low, so that even proceedings with a low probability of success might be initiated. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

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

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of third-party pending patent applications and patents. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or patent applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. As such, there may be third-party pending patent applications or recently revived third-party patents of which we are unaware. These patent applications may later result in issued patents that, or the revival of these previously abandoned patents, will prevent, limit or otherwise interfere with our ability to make, use or sell our products.

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

We cannot ensure that patent rights relating to inventions described and claimed in our pending patent applications will be issued or that patents based on our patent applications will not be challenged and rendered invalid and/or unenforceable.*

As of June 30, 2022, we have patent applications and patents in our portfolio relating to our prior research programs, and one issued United States patent and patent applications relating to MET642 that are pending at the patent offices in the United States, Europe, China, Japan, and other foreign jurisdictions. However, we cannot predict:

•	if and when patents may be issued based on our patent applications, including as a result of the delays at the applicable patent office as a result of the ongoing COVID-19 pandemic;
•	the scope of protection of any patent issuing based on our patent applications;
•	whether the claims of any patent issuing based on our patent applications will provide protection against competitors;
•	whether or not third parties will find ways to invalidate or circumvent our patent rights;
•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications;
•	whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
•	whether the patent applications that we own or in-license will result in issued patents with claims that cover MET642 or any future product candidate or uses thereof; and/or
•	whether, as a result of the ongoing COVID-19 pandemic, we may experience patent office interruption or delays to our ability to timely secure patent coverage to MET642 or any future product candidate.

Although we have one issued United States patent with claims to MET642, we cannot be certain that the claims in our pending patent applications will be considered patentable by the USPTO or by patent offices in foreign countries. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim relevant to our business. There is no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our product candidates. In the event of litigation or administrative proceedings concerning any of our issued patents, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.

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

Competitors may infringe our patents, trademarks, copyrights or other intellectual property that relate to any future research programs and product candidates, their respective methods of use, manufacture and formulations thereof. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent that we own or have licensed is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of our patents is upheld, the court will construe the claims of our patents narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention at issue. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law in the United States. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application, including with respect to any delays due to the ongoing COVID-19 pandemic. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patented over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either file any patent application related to our product candidates or invent any of the inventions claimed in our patents or patent applications.

The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent with the use of USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a United States district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a United States district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

A patent term extension based on regulatory delay may be available in the United States. Depending upon the timing, duration and specifics of FDA marketing approval of MET642 or any future product candidate, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, only a single patent can be extended for each FDA-approved product as compensation for the patent term lost during the FDA regulatory review process, and any patent can be extended only once, for a single product. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.*

In addition to seeking patent protection for MET642 or any future product candidate, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Elements of our product candidates, including processes for their preparation and manufacture, may involve proprietary know-how, information or technology that is not covered by patents, and thus for these aspects we may consider trade secrets and know-how to be our primary intellectual property. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

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

We employ individuals who previously worked with other companies, including our competitors or potential competitors. We could in the future be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of current or former employers or competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may become subject to claims that we caused an individual to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged intellectual property, proprietary information, know-how or trade secrets of a current or former employer or competitor.

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

•

collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products or product candidates;

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

Risks Related to Employee Matters and Managing Growth and Other Risks Related to Our Business

We are highly dependent on our key personnel, and if we are not able to retain these members of our management team or recruit and retain additional management and clinical personnel, our business will be harmed.*

We are highly dependent on the services of our key personnel, including Preston Klassen, M.D., who serves as our President and Chief Executive Officer. Our key personnel may terminate their employment with us at any time.  The loss of the services of our key personnel could harm our ability to successfully implement our business strategy.  Replacing key personnel may be difficult and may take an extended period of time because of the limited number of individuals in the highly competitive biopharmaceutical industry.

In addition, our industry has experienced a high rate of turnover in recent years. Our ability to compete in the highly competitive biopharmaceutical industry depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with medical, regulatory, manufacturing and management skills and experience. This competition has become exacerbated by the increase in employee resignations currently taking place throughout the United States as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We may also experience employee turnover as a result of the ongoing “great resignation.” We conduct our operations on a fully remote basis in the greater San Diego area, a region that is home to many other biopharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel.  We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical companies. Many of the other biopharmaceutical companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize MET642 or any future product candidate and to grow our business and operations as currently contemplated.

We expect to expand our development, regulatory and operational capabilities as we advance our development programs and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2022, and as a result of our Restructuring Plan, which we implemented in February 2022 and completed in April 2022, we had 12 full-time employees. As we advance our development programs, we expect to experience some growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if MET642 or any future product candidate receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

Our internal information technology systems, or those of our third-party CROs, contractors, consultants or others who process sensitive information on our behalf, may fail or suffer actual or perceived security breaches, loss or leakage of data and other compromises, any of which could result in a material disruption of our product candidates’ development programs, compromise sensitive information related to our business or prevent us from accessing such information, expose us to liability or otherwise adversely affect our business.*

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we may collect, store, transmit or otherwise process information (including but not limited to intellectual property, proprietary business information and personal data of employees, clinical trial participants and others). It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. We also have outsourced certain of our operations to third parties, and as a result we manage a number of third parties who have access to our information.

Given our (and that of our third-party CROs, contractors, consultants or others who process sensitive information on our behalf) information technology systems’ size and complexity and the increasing amounts of information that they maintain, these systems are potentially vulnerable to breakdown, damage or disruptions caused by several potential sources, such as corruption, system malfunction, natural disasters, public health epidemics (such as the COVID-19 pandemic), terrorism, war or military conflicts (such as the conflict between Russia and Ukraine), telecommunication and electrical failures, fraudulent activity, cyber-attacks by sophisticated nation-state and nation-state supported actors, as well as security breaches from inadvertent or intentional actions (such as theft or error) by our employees, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware (such as malicious code, viruses and worms), phishing attacks, supply chain attacks, denial-of-service attacks, social engineering schemes and other means that affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure as well as lead to unauthorized access, disclosure or acquisition of information. Similarly, ransomware attacks, including those perpetrated by organized criminal actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impacts of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. The techniques used to sabotage or to obtain unauthorized access to our information technology systems or those upon whom we rely to process our information change frequently, and we have not always been able in the past and may be unable in the future to anticipate such techniques or implement adequate preventative measures or to stop security breaches in all instances. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our information technology systems, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss. Third parties may also attempt to and successfully exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities utilized by us or our third-party CROs, contractors, consultants or others upon whom we rely. To the extent that any disruption or security breach were to result in any actual or perceived loss of, or damage to, our data or applications, and/or inappropriate disclosure of, inappropriate access to information, or other compromise, we could incur liability and reputational damage and the further development and commercialization of MET642 or any future product candidates could be delayed. Threat actors, nation-states and nation-state-supported actors now engage, and are expected to continue to engage, in cyber-attacks, including for geopolitical reasons and in connection with military conflicts and operations. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of MET642 or any future product candidate could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our or our vendors’ information technology systems or security breaches could result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, information (including trade secrets or other intellectual property, proprietary business information and personal data), which could result in financial, legal, business and reputational harm to us.

If we (or a third party upon whom we rely) experience or are perceived to have experienced a security incident or cyberattack, this could lead to negative publicity, may cause our collaborators or other relevant stakeholders to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. In addition, the costs to respond to a cybersecurity event or to mitigate any identified security vulnerabilities could be significant, including costs for remediating the effects of such an event, paying a ransom, restoring data from backups and conducting data analysis to determine what data may have been affected by the breach. In addition, our efforts to contain or remediate a security breach or any vulnerability exploited to cause a breach may be unsuccessful, and efforts and any related failures to contain or remediate them could result in interruptions, delays, harm to our reputation and increases to our insurance coverage. Further, applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents.  Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences.

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

We are subject to stringent and changing privacy and information security laws, regulations, standards, policies and contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions, a disruption of our clinical trials or commercialization of our products, private litigation, changes to our business practices, increased costs of operations, adverse publicity, an increase the costs of our products, limitations on the use or adoption of our products, and other negative effects on our operating results and business.*

Regulation of data (including personal data) is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations, or Privacy Regulations, addressing data privacy and security, and the collection, processing, storage, transfer, and use of data. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data. Moreover, we are subject to the terms of our privacy and security policies, representations, certifications, standards, publications, contracts and other obligations to third parties related to data privacy, security and processing. These and other requirements could require us or our collaborators to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer and process data, impact our or our collaborators’ ability to process or use data in order to support the provision of our products, affect our or our collaborators’ ability to offer our products in certain locations, cause regulators to reject, limit or disrupt our clinical trial activities, result in increased expenses, reduce overall demand for our products, and make it more difficult to meet expectations of relevant stakeholders.

We and any potential collaborators may be subject to Privacy Regulations including, without limitation, laws that regulate personal data such as health data. For example, in the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state personal information laws (e.g., the California Consumer Privacy Act of 2018, or CCPA), state data breach notification laws, state health information privacy laws and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act of 1914), govern the collection, use, disclosure and protection of health-related and other personal data. These laws and regulations could apply to our operations, the operations of our collaborators, or other relevant stakeholders upon whom we depend. In addition, we may obtain personal data (including health information) from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Additionally, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

Foreign data protection laws, such as, without limitation, the European Union’s, or EU, General Data Protection Regulation, or GDPR, and EU member state implementing legislation, may also apply to health-related and other personal data that we process, including, without limitation, personal data relating to clinical trial participants. European data protection laws impose strict obligations on the processing of health-related and other personal data of European data subjects, including in relation to security (which requires the adoption of administrative, physical and technical safeguards designed to protect such information), collection, use and transfer or personal data. European data protection laws may affect our use, collection, analysis and transfer (including cross-border transfer) of such personal data. These include, without limitation, several requirements relating to transparency related to communications with data subjects regarding the processing of their personal data, obtaining the consent of the individuals to whom the personal data relates, limitations on the retention of personal data, increased requirements pertaining to health data, establishing a legal basis for processing, notification of data processing obligations or security incidents to the competent national data protection authorities and/or data subjects, the security and confidentiality of the personal data, various rights that data subjects may exercise with respect to their personal data, and strict rules and restrictions on the transfer of personal data outside of Europe (including from the European Economic Area, or EEA), Switzerland and the United Kingdom, or UK.

European data protection laws prohibit, without an appropriate legal basis, the transfer of personal data to countries outside of Europe, such as to the United States, which are not considered able to provide an adequate level of data protection. A decision by the Court of Justice of the European Union, or the “Schrems II” ruling, invalidated the EU-U.S. Privacy Shield Framework, and raised questions about whether the European Commission’s Standard Contractual Clauses, or SCCs, one of the primary alternatives to the Privacy Shield, can lawfully be used for personal data transfers from Europe to the United States or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of personal data from Switzerland to the United States. The UK, whose data protection laws are similar to those of the EU, has similarly determined that the EU-U.S. Privacy Shield is not a valid mechanism for lawfully transferring personal data from the UK to the United States. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular, applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. However, the nature of these additional measures is currently uncertain. Additionally, the European Commission adopted new SCCs that require us to update our contracts that involve the transfer of personal data outside of the EEA to the new SCCs. As supervisory authorities issue further guidance on personal data export mechanisms, including on the new SCCs, and/or start taking enforcement action, our compliance costs could increase, we may be subject to complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we conduct clinical trials, this could negatively impact our business.

Further, the UK’s decision to leave the EU, often referred to as Brexit, and ongoing developments in the UK have created uncertainty regarding data protection regulation in the UK. Following December 31, 2020, and the expiry of transitional arrangements between the UK and the EU, the data protection obligations of the GDPR continue to apply to UK-related Processing of personal data in substantially unvaried form under the so-called ‘UK GDPR’ (i.e., the GDPR as it continues to form part of UK law by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA. Furthermore, the relationship between the UK and the EEA in relation to certain aspects of data protection law remains uncertain, including with respect to regulation of data transfers between EU member states and the UK. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of United Kingdom immigration control) of personal data from the EEA to the UK to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed, but, only if the UK continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the UK and could intervene at any point if the UK deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the UK will require a valid ‘transfer mechanism’ and we may be required to implement new processes and put new agreements in place, such as SCCs, to enable transfers of personal data from the EEA to the UK to continue, which could disrupt our operations.

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

Any of these matters could adversely affect materially our business, financial condition or operational results, including but not limited to: loss of customers; interruptions or stoppages in our business operations including clinical trials; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

We or the third parties upon whom we depend may be adversely affected by earthquakes, fires, health pandemics or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.*

We or the third parties upon whom we depend may be adversely affected by earthquakes, fires, other natural disasters, health pandemics or epidemics, terrorism and similar unforeseen events beyond our control, including, for example, the ongoing COVID-19 pandemic, which, prior to our transition to a fully remote work environment in March 2022, prevented us from using a portion of our corporate headquarters, and which may make it difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service provider disaster recovery and business continuity plans, which could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical trials, our development plans and business.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.*

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses for tax years beginning on or prior to December 31, 2017 will carry forward to offset future taxable income, if any, until such unused losses expire. Under current law, unused federal losses generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but the deductibility of such federal net operating loss carryforwards, or NOLs, in tax years beginning after December 31, 2020 is limited to 80% of current year taxable income. Many states have similar laws. In addition, both our current and our future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the Code, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We have not completed a Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation due to the complexity and cost associated with such a study and the fact that there may be additional such ownership changes in the future. As a result, if we earn net taxable income, our NOLs generated in tax years beginning before January 1, 2018 may expire prior to being used, our NOLs generated in tax years beginning after December 31, 2017 will be subject to a percentage limitation in tax years beginning after December 31, 2020 and, if we undergo an ownership change (or if we previously underwent an ownership change), our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act, substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things: (i) introduced a new average manufacturer price definition for drugs and biologics that are inhaled, infused, instilled, implanted or injected and not generally dispensed through retail community pharmacies; (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (iii) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (iv) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts (which through subsequent legislative amendments, was increased to 70% from 50%) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (vi) extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; (vii) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (viii) created a licensure framework for follow on biologic products; and (ix) established a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

•

the federal civil and criminal false claims laws, such as the False Claims Act, or FCA, and civil monetary penalty laws, which imposes significant penalties and can be enforced by private citizens through civil qui tam actions, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment or approval by the federal government, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. For example, pharmaceutical companies have been prosecuted under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Criminal prosecution is also possible for making or presenting a false, fictitious or fraudulent claim to the federal government. Government enforcement agencies and private whistleblowers have investigated pharmaceutical companies for or asserted liability under the FCA for a variety of alleged promotional and marketing activities, such as providing free product to customers with the expectation that the customers would bill federal programs for the product, providing consulting fees and other benefits to physicians to induce them to prescribe products, engaging in promotion for “off-label” uses, and submitting inflated best price information to the Medicaid Rebate Program. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;

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

•

the federal transparency requirements under the Physician Payments Sunshine Act of 2010, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid or the Children’s Health Insurance Program to annually report to HHS information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members; and

•

analogous state and foreign laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, track and report gifts, compensation and other remuneration provided to physicians, other healthcare providers and other healthcare entities, or drug pricing, and/or ensure the registration and compliance of sales personnel and other federal, state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

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

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations prohibit, among other things, companies and their employees, agents, CROs, legal counsel, accountants, consultants, contractors and other partners from authorizing, promising, offering, providing, soliciting or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of these trade laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on third parties for research, preclinical studies and clinical trials and/or to obtain necessary permits, licenses, patent registrations and other marketing approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents or partners, even if we do not explicitly authorize or have prior knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

The requirements of being a public company may strain our resources, divert our management’s attention and our ability to attract and retain qualified board members.*

We are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the listing requirements of the Nasdaq Stock Market LLC, or Nasdaq, and other applicable securities rules and regulations relating to public companies. The Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC, and the Nasdaq Capital Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Act, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.

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

We are also subject to more stringent state law requirements because we are a public company. For example, on September 30, 2018, California Governor Jerry Brown signed into law Senator Bill 826, or SB826, which generally requires public companies with their principal executive office in California to have a minimum number of females on the company’s board of directors. In order to be in compliance with SB826, we are required to have three female members of our board of directors. Additionally, on September 30, 2020, California enacted Assembly Bill 979, or AB979, requiring public companies with their principal executive office in California to have directors from underrepresented communities based on ethnicity and sexual orientation. In order to be in compliance with AB979, we are required to have at least three directors from underrepresented communities by December 31, 2022.  As of December 31, 2021, we were in compliance with AB979, which only required one director from an underrepresented community as of such date, but were not in compliance with SB826. In April 2022, a California Superior Court found AB979 to be unconstitutional, and in May 2022, a California Superior Court found SB826 to be unconstitutional. It is unclear whether California will appeal the Superior Court’s ruling, and how legal challenges may impact both laws. The current composition of our board of directors includes one female director and one director from an underrepresented community. In order to meet the requirements of applicable California law, we expect to onboard the requisite number of female and diverse directors before December 31, 2022. If we fail to comply with these laws, we could be fined by the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 fine for each subsequent violation, and our reputation may be adversely affected. We cannot assure that we can recruit, attract and/or retain qualified members of our board of directors and meet gender and diversity quotas as required by California law (provided that such laws are not repealed), which may cause certain investors to divert their holdings in our securities and expose us to financial penalties and/or reputational harm.

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

Risks Related to our Common Stock

The trading price of our common stock may be volatile and fluctuate substantially or may decline regardless of our operating performance, which could result in substantial losses.*

The market price of our common stock has been, and in the future, may fluctuate significantly. For example, the market price of our common stock declined significantly as a result of the announcement we made on October 24, 2021 regarding our determination to stop the development of our FXR product candidates in the indication of NASH. The stock market in general and the market for smaller pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	regulatory or legal developments in the United States and other countries, including changes in the structure of healthcare payment systems;
•	the level of expenses related to future product candidates or clinical development programs;
•	our ability to achieve product development goals in the timeframe we announce;
•	announcements of clinical trial results, regulatory developments, equity offerings, debt financings, acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	the success or failure of our efforts to acquire, license or develop additional product candidates;
•	recruitment or departure of key personnel;
•	general economic conditions in the United States, including economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets and market conditions in our industry;
•	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	trading activity by a limited number of stockholders who together beneficially own a significant amount of our outstanding common stock;
•	the expiration of market standoff or contractual lock-up agreements;
•	the size of our market float; and
•	any other factors or events, including those described in this “Risk Factors” section.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, additional borrowings under the K2 Loan Agreement, collaborations and other similar arrangements. In October 2021, we filed a shelf registration statement on Form S-3 (Registration No. 333-260023) that allows us to sell up to an aggregate of $150.0 million of our common stock, preferred stock, debt securities and/or warrants, which includes a prospectus covering the issuance and sale of up to $50.0 million of common stock pursuant to an ATM offering program. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Additional debt financing, if available, may involve agreements that include covenants further limiting or restricting our ability to take specific actions beyond those contained in the K2 Loan Agreement, such as further limitations on our ability to incur additional debt, make capital expenditures or declare dividends.

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

If we are unable to regain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.*

Our common stock is listed on the Nasdaq Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share (subject to a 180-day grace period, as discussed below), and minimum stockholders' equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Capital Market.

On February 4, 2022, we received a notice, or Notice, from Nasdaq that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement. The Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 days, or until August 3, 2022, to regain compliance with the Minimum Bid Price Requirement by having the closing bid price of our common stock meet or exceed $1.00 per share for at least ten consecutive business days.

On July 29, 2022, we filed a transfer application to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market, or the Listing Transfer. On August 4, 2022, we received approval from Nasdaq for the Listing Transfer. The Listing Transfer was effective as of the opening of business on August 5, 2022. The Listing Transfer had no immediate effect on the listing of our common stock, and our common stock will continue to trade on the Nasdaq Capital Market under the symbol “MTCR” at this time.

In connection with the Listing Transfer, we were granted an additional 180-day grace period to regain compliance with the Minimum Bid Price Requirement. To regain compliance and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of our common stock must be at least $1.00 for at least ten consecutive business days during the additional 180-day grace period, which will end on January 30, 2023, and we are required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market. In addition, we notified Nasdaq of our intent to cure the deficiency during the second compliance period. If we do not regain compliance with the Minimum Bid Price Requirement by the end of the second compliance period, our common stock will become subject to delisting. In the event that we receive notice that our common stock is being delisted, the Nasdaq listing rules permit us to appeal a delisting determination by the Staff to a hearings panel.

There can be no assurance, however, that we will be able to regain compliance with the Minimum Bid Price Requirement, and even if we do, there can be no assurance that we will be able to maintain compliance with the continued listing requirements for the Nasdaq Capital Market or that our common stock will not be delisted in the future. In addition, we may be unable to meet other applicable listing requirements of the Nasdaq Capital Market, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Minimum Bid Price Requirement.

Delisting from the Nasdaq Capital Market may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Metacrine, Inc.

Date: August 9, 2022	By:	/s/ Preston Klassen, M.D.
Preston Klassen, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Michael York
Michael York
Chief Business Officer (Principal Financial and Accounting Officer)