Form 10-Q
period 2022-09-30
Metacrine, Inc.
filed 2022-11-14
CIK 1634379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of outstanding shares of the registrant’s common stock on November 9, 2022 was 42,569,515.

Metacrine, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Metacrine, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$52,752	$48,910
Short-term investments	—	27,517
Prepaid expenses and other current assets	2,285	2,313
Total current assets	55,037	78,740
Property and equipment, net	—	347
Operating lease right-of-use asset	—	902
Total assets	$55,037	$79,989
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$691	$368
Accrued liabilities	2,630	6,567
Current portion of operating lease liability	—	825
Current portion of long-term debt	1,208	—
Total current liabilities	4,529	7,760
Operating lease liability, net of current portion	—	181
Long-term debt, net of debt discount	12,580	13,303
Other long-term liabilities	863	1,390
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares – 10,000,000 as of September 30, 2022 and December 31, 2021; issued and outstanding shares – none as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; authorized shares – 200,000,000 as of September 30, 2022 and December 31, 2021; issued shares – 42,569,515 and 42,110,560 as of September 30, 2022 and December 31, 2021, respectively; outstanding shares – 42,569,515 and 42,108,428 as of September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in-capital	244,677	240,309
Accumulated other comprehensive loss	—	(5)
Accumulated deficit	(207,616)	(182,953)
Total stockholders’ equity	37,065	57,355
Total liabilities and stockholders’ equity	$55,037	$79,989

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$1,322	$14,072	$10,311	$36,297
General and administrative	3,842	4,007	12,736	11,695
Restructuring charges	—	—	902	—
Gain from lease termination and asset sale	—	—	(508)	—
Total operating expenses	5,164	18,079	23,441	47,992
Loss from operations	(5,164)	(18,079)	(23,441)	(47,992)
Other income (expense):
Interest income	228	22	318	85
Interest expense	(550)	(252)	(1,475)	(743)
Other expense, net	(35)	(19)	(65)	(31)
Total other income (expense)	(357)	(249)	(1,222)	(689)
Net loss	$(5,521)	$(18,328)	$(24,663)	$(48,681)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net	20	(5)	5	1
Comprehensive loss	$(5,501)	$(18,333)	$(24,658)	$(48,680)
Net loss per share, basic and diluted	$(0.13)	$(0.69)	$(0.58)	$(1.85)
Weighted average shares of common stock outstanding, basic and diluted	42,569,515	26,521,689	42,376,858	26,300,676

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Net loss	$(24,663)	$(48,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	68	227
Stock-based compensation	4,364	5,260
Non-cash interest expense	485	193
Amortization (accretion) of premiums/discounts on investments, net	(2)	320
Amortization of right-of-use asset	179	502
Gain on lease termination and asset sale	(508)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	28	1,995
Accounts payable and accrued liabilities	(4,138)	5,407
Lease liability	(196)	(549)
Net cash used in operating activities	(24,383)	(35,326)
Investing activities:
Purchases of property and equipment	—	(8)
Proceeds from asset sale	700	—
Purchases of short-term investments	(12,676)	(39,176)
Sales and maturities of short-term investments	40,200	65,941
Net cash provided by investing activities	28,224	26,757
Financing activities:
Proceeds from exercise of common stock options	—	1,096
Repurchase of unvested common stock	—	(1)
Deferred issuance costs	—	(37)
Proceeds from issuance of common stock from employee stock purchase plan	1	147
Net cash provided by financing activities	1	1,205
Net increase (decrease) in cash and cash equivalents	3,842	(7,364)
Cash and cash equivalents at beginning of period	48,910	24,393
Cash and cash equivalents at end of period	$52,752	$17,029
Supplemental disclosure of cash flow information:
Cash paid for interest	$962	$552
Supplemental non-cash investing and financing activities:
Vesting of common stock	$3	$20
Issuance costs in accounts payable and accrued liabilities	—	401

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2022 and 2021

(In thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance as of December 31, 2021	42,108,428	$4	$240,309	$(5)	$(182,953)	$57,355
Stock-based compensation	—	—	4,364	—	—	4,364
Vesting of early exercised stock options	2,132	—	3	—	—	3
Vesting of restricted stock units	453,500	—	—	—	—	—
Issuance of common stock from employee stock purchase plan	5,455	—	1	—	—	1
Unrealized gain on investment securities	—	—	—	5	—	5
Net loss	—	—	—	—	(24,663)	(24,663)
Balance as of September 30, 2022	42,569,515	$4	$244,677	$—	$(207,616)	$37,065

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
Balance as of December 31, 2020	25,969,442	$3	$210,021	$1	$(120,746)	$89,279
Stock-based compensation	—	—	5,260	—	—	5,260
Exercise of stock options	489,179	—	1,096	—	—	1,096
Vesting of early exercised stock options	28,262	—	20	—	—	20
Issuance of common stock from employee stock purchase plan	48,335	—	147	—	—	147
Unrealized gain on investment securities	—	—	—	1	—	1
Net loss	—	—	—	—	(48,681)	(48,681)
Balance as of September 30, 2021	26,535,218	$3	$216,544	$2	$(169,427)	$47,122

See accompanying notes to the unaudited condensed consolidated financial statements.

Metacrine, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended September 30, 2022 and 2021

(In thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance as of June 30, 2022	42,569,515	$4	$243,595	$(20)	$(202,095)	$41,484
Stock-based compensation	—	—	1,082	—	—	1,082
Unrealized gain on investment securities	—	—	—	20	—	20
Net loss	—	—	—	—	(5,521)	(5,521)
Balance as of September 30, 2022	42,569,515	$4	$244,677	$—	$(207,616)	$37,065

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance as of June 30, 2021	26,505,924	$3	$214,348	$7	$(151,099)	$63,259
Stock-based compensation	—	—	2,154	—	—	2,154
Exercise of stock options	22,368	—	37	—	—	37
Vesting of early exercised stock options	6,926	—	5	—	—	5
Unrealized loss on investment securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(18,328)	(18,328)
Balance as of September 30, 2021	26,535,218	$3	$216,544	$2	$(169,427)	$47,122

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

Proposed Merger with Equillium

On September 6, 2022, the Company entered into an Agreement and Plan of Merger (as amended on October 26, 2022, the “Merger Agreement”) with Equillium, Inc., a Delaware corporation (“Equillium”), Equillium Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Equillium (“Acquisition Sub”), Triumph Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Acquisition Sub (“Acquisition Sub II”), and Triumph Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Acquisition Sub II (“Merger Sub”), pursuant to which, among other matters, and subject to the satisfaction or waiver of certain closing conditions described in the Merger Agreement, Merger Sub will be merged with and into the Company, and the Company will continue as the surviving corporation and an indirect, wholly owned subsidiary of Equillium (the “Merger”).

Pursuant to the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the closing of the Merger (the “Closing”) will be cancelled and converted into the right to receive consideration per share consisting of (i) the exchange ratio determined by dividing (x) (a) 125% of the Company’s net cash as of the Closing by (b) the price per share of Equillium’s common stock, par value $0.0001 per share (“Equillium Common Stock”) determined based on the 10 day trading volume weighted average price per share of Equillium Common Stock calculated 10 trading days prior to the date of the Closing, provided that the price per share of Equillium Common Stock shall be no less than $2.70 and no more than $4.50 by (y) the aggregate fully diluted shares of the Company’s common stock, plus (ii) any cash payable in lieu of fractional shares of Equillium Common Stock.

The consummation of the Merger is subject to certain closing conditions, including (i) the Company’s net cash being no less than $23,000,000, (ii) the absence of certain legal impediments, (iii) the effectiveness of a registration statement on Form S-4 filed with the SEC on October 27, 2022, (iv) adoption of the Merger Agreement by the holders of a majority of the Company’s outstanding common stock at a meeting of the Company’s stockholders, and (v) approval of the issuance of shares of Equillium Common Stock in the Merger by the majority of the votes cast at a meeting of Equillium’s stockholders (provided that a quorum exists). The Merger Agreement has been approved by the Company’s board of directors and Equillium’s board of directors.

The Merger Agreement contains certain termination rights for both Equillium and the Company and further provides that, in connection with the termination of the Merger Agreement by the Company under certain circumstances, including termination by the Company to accept and enter into a definitive agreement with respect to a superior proposal, the Company must pay Equillium a termination fee of $1.25 million. In connection with the termination of the Merger Agreement by Equillium under certain circumstances, including termination by Equillium to accept and enter into a definitive agreement with respect to a superior proposal, Equillium must pay the Company a termination fee of $1.75 million.

Liquidity and Capital Resources

From its inception through September 30, 2022, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital, researching, discovering and developing its pipeline in farnesoid X receptor (“FXR”), and other drug targets, and general and administrative support for these operations and has funded its operations primarily with the net proceeds from the issuance of convertible preferred stock, common stock, and long-term debt. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $207.6 million as of September 30, 2022. Management expects the Company will incur substantial operating losses for the foreseeable future in order to complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company will need to finance its operations through a combination of equity offerings, debt financings, strategic transactions, collaborations, and other similar

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

arrangements. As of September 30, 2022, the Company had available cash and cash equivalents of $52.8 million and working capital of $50.5 million to fund future operations. Management has prepared cash flow forecasts which indicate that, based on the Company’s current cash resources available and working capital, the Company will have sufficient resources to fund its operations for at least one year after the date the financial statements are issued.

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

Short-Term Investments

The Company has classified short-term investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all short-term investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying unaudited condensed consolidated balance sheets. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. Short-term investments are reported at their estimated fair value. The Company reviews its short-term investments in unrealized loss positions at each reporting date to assess whether the decline in their fair value is due to credit-related factors. The credit portion of unrealized losses and any subsequent improvements are recorded in other income (expense) through an allowance account. Unrealized gains and losses that are not credit-related are included in other comprehensive (income) loss as a component of stockholders’ equity until realized. Realized gains and losses are determined using the specific identification method and are included in other income (expense). As of September 30, 2022, the Company did not report any short-term investments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

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

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be assessed using discounted cash flows or other appropriate measures of fair value. The Company did not report any long-lived assets as of September 30, 2022 and did not recognize any impairment losses during the nine months ended September 30, 2022 and 2021.

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

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The only component of other comprehensive loss is unrealized gains (losses) on available-for-sale securities. Comprehensive gains (losses) have been reflected in the unaudited condensed consolidated statements of operations and comprehensive loss and as a separate component in the unaudited condensed consolidated statements of stockholders’ equity for all periods presented.

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

Revenue Recognition

The Company recognizes revenue under Accounting Standards Codification Topic 606 when its customers obtain control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In doing so, the Company follows a five-step approach: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	September 30,
	2022	2021
Common stock options	3,831,573	3,418,224
Unvested restricted stock units	1,263,317	552,650
Unvested common stock	—	5,535
Common stock warrant	154,240	23,122
Total	5,249,130	3,999,531

Note 2. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid research and development	$2,120	$1,241
Prepaid expenses	110	578
Other current assets	—	468
Interest receivable	55	26
Total prepaid expenses and other current assets	2,285	2,313

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued research and development	$746	$4,250
Accrued compensation	342	1,653
Accrued final debt payment fee	525	—
Other accrued liabilities	1,017	664
Total accrued liabilities	$2,630	$6,567

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

On the Lease Termination Date, the Company derecognized the ROU asset of $0.7 million and current and noncurrent operating lease liabilities of $0.8 million in the unaudited condensed consolidated balance sheets in connection with the termination of its facility lease pursuant to the Lease Termination Agreement. The Company also derecognized net property and equipment of $0.3 million and recorded a receivable from asset sale of $0.7 million in connection with the asset sale to Belharra discussed above. The Company recognized a gain from lease termination and asset sale of $0.5 million in the unaudited condensed consolidated statements of operations. Prior to the Lease Termination Date, the Company recognized depreciation expense of $0.1 million. The Company recognized depreciation expense of $0.1 million and $0.2 million during the nine months ended September 30, 2022 and 2021, respectively.

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Information related to the Company’s operating lease prior to the Lease Termination Date is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense (including variable costs of none and $95 during the three months ended September 30, 2022 and 2021, respectively, and $96 and $279 during the nine months ended September 30, 2022 and 2021, respectively.	$—	$293	$294	$872
Cash paid for amounts included in the measurement of lease liabilities	$—	$215	$215	$640

License Agreement with the Salk Institute

In November 2016, the Company and The Salk Institute for Biological Studies (“The Salk”) entered into the Amended and Restated Exclusive FXR License Agreement, which was amended in February 2017 and July 2018, pursuant to which The Salk granted the Company an exclusive, worldwide license to certain FXR related intellectual property to make, use, offer for sale, import, export, and distribute products covered by such intellectual property (“FXR Licensed Products”) and a non-exclusive, worldwide license to use certain technical information to research, develop, test, make, use, offer for sale, import, export and distribute FXR Licensed Products. The Company is required to use commercially reasonable efforts to achieve certain diligence milestones with respect to the FXR Licensed Products, including with respect to developing, producing and selling FXR Licensed Products. The Company is also required to pay The Salk up to $6.5 million in milestone payments upon the completion of certain clinical and regulatory milestones, certain of which payments the Company may defer under certain circumstances. The Company is also obligated to pay The Salk a low single-digit percentage royalty on net sales, with a minimum annual royalty payment due beginning with the first commercial sale of each FXR Licensed Product. The applicable minimum annual royalty payment amount depends on the number of years that have elapsed since the first commercial sale of an FXR Licensed Product and is in the hundreds-of-thousands-of-dollars range. In addition, if the Company chooses to sublicense the FXR Licensed Product to any third parties, the Company must pay to The Salk a low single-digit percentage of all sublicensing revenue. In addition, in the event of a change of control, the Company is required to pay The Salk a low single-digit percentage of any payments and consideration that it receives in consideration of the change of control. The Company has accrued $0.4 million in milestone payments based upon the achievement of certain regulatory milestones as of September 30, 2022.

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Note 4. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Principal	$15,000	$15,000
Unamortized debt discount	(1,212)	(1,697)
Total debt, net of debt discount	13,788	13,303
Less current portion of long-term debt	(1,208)	—
Long-term debt, net of debt discount	$12,580	$13,303

On August 27, 2019, the Company entered into a Loan and Security Agreement with a lender (the “Lender”). The Company borrowed $10.0 million at the inception of the Loan and Security Agreement. On October 4, 2021, the Company entered into the second amendment to the Loan Agreement (“Second Amendment” or “Loan Agreement”) pursuant to which the existing term loan tranches were replaced and superseded by new term loan tranches (“Term Loans”) under which the Company could borrow up to an aggregate principal amount of $45.0 million subject to the achievement of certain milestones. The Company borrowed $15.0 million under the

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Term Loans on October 1, 2021. As of September 30, 2022, $20.0 million in term loan tranches were available to the Company to borrow under the terms of the Loan Agreement, subject to the achievement of certain milestones.

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

In addition, the Company is required to make final fee payments equal to $0.5 million on September 1, 2023 and 5.75% of the aggregate original principal amount of the Term Loans made pursuant to the Second Amendment on the Maturity Date. The Company recorded final fee payments in the unaudited condensed consolidated balance sheets of $0.5 million and $0.9 million in accrued liabilities and other long-term liabilities, respectively, as of September 30, 2022, and $1.4 million in other long-term liabilities as of December 31, 2021.

The Company may elect to prepay all, but not less than all, of the Term Loans prior to the Maturity Date, subject to a prepayment fee of up to 3% of the then outstanding principal balance. After repayment, no Term Loan amounts may be borrowed again.

The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property. The Loan Agreement includes customary affirmative and negative covenants and also includes standard events of default, including an event of default based on the occurrence of a material adverse event, and a default under any agreement with a third party resulting in a right of such third party to accelerate the maturity of any debt in excess of $0.3 million. The negative covenants include, among others, restrictions on the Company transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. Upon the occurrence and continuance of an event of default, the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. As of September 30, 2022 and December 31, 2021, the Company was in compliance with all applicable covenants under the Loan Agreement.

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

For the three months ended September 30, 2022 and 2021, the Company recognized $0.5 million and $0.3 million of interest expense, respectively, including $0.2 million and $0.1 million of debt discount amortization in connection with the Loan Agreement, respectively. For the nine months ended September 30, 2022 and 2021 the Company recognized $1.5 million and $0.7 million of interest expense, respectively, including $0.5 million and $0.2 million of debt discount amortization in connection with the Loan Agreement, respectively. As of September 30, 2022 and December 31, 2021, the Company had an outstanding Term Loan of $15.0 million and accrued interest of $0.1 million.

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Future minimum principal and interest payments under the Term Loan, including the final payment fee, as of September 30, 2022 are as follows (in thousands):

September 30, 2022
Remaining in 2022	$401
2023	5,866
2024	9,051
2025	3,910
Total principal and interest payments	19,228
Less interest and final payment fee	(4,228)
Total debt	$15,000

Note 5. Fair Value of Financial Instruments

As of September 30, 2022, the Company’s financial instruments consisted of cash and cash equivalents that are accounted for at cost, which approximates fair value. The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2021
Assets:
Commercial paper	$16,987	$—	$16,987	$—
U.S. government and agency securities	10,530	—	10,530	—
Total assets measured at fair value	$27,517	$—	$27,517	$—

Note 6. Short-Term Investments

As of September 30, 2022, the Company did not report any short-term investments. The following table summarizes short-term investments as of December 31, 2021 (in thousands):

	As of December 31, 2021
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$16,991	$1	$(5)	$16,987
U.S. government and agency securities	10,531	—	(1)	10,530
Total short-term investments	$27,522	$1	$(6)	$27,517

Note 7. Stockholders’ Equity

Sales Agreement

On October 4, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”) to sell shares of common stock from time to time through an “at-the-market” equity offering program (the “ATM”) under which SVB Leerink will act as the Company’s agent. The Company has no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. SVB Leerink will be entitled to compensation in an amount of up to 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. A maximum of $50.0 million of shares of common stock may be sold under the Sales Agreement. The Company did not sell any shares of its common stock under the Sales Agreement during the nine months ended September 30, 2022. As of September 30, 2022, the

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Company may sell up to an additional $27.3 million of shares of its common stock under the Sales Agreement. The Company is not able to sell shares under the Sales Agreement during the pendency of the proposed Merger with Equillium.

Equity Incentive Plan

In January 2015, the Company adopted the Metacrine, Inc. 2015 Equity Incentive Plan (as amended, the “2015 Plan”), which provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, and stock appreciation rights to its employees, members of its board of directors, and consultants. In August 2020, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (the “2020 Plan”), which is the successor and continuation of the 2015 Plan. No additional awards may be granted under the 2015 Plan and all outstanding awards under the 2015 Plan remain subject to the terms of the 2015 Plan. As of September 30, 2022, there were 2,676,787 shares authorized and available for issuance under the 2020 Plan.

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

A summary of the Company’s unvested shares and unvested stock liability is as follows (in thousands, except share data):

	Number of Unvested Shares	Unvested Stock Liability
Balance as of December 31, 2021	2,132	$3
Vested shares	(2,132)	(3)
Balance as of September 30, 2022	—	$-

A summary of the Company’s stock option activity is as follows (in thousands, except share and per share data):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	3,425,285	$6.17	7.82	$6
Granted	1,378,817	$0.47
Exercised	—	$—
Cancelled	(972,529)	$5.43
Balance as of September 30, 2022	3,831,573	$4.31	7.94	$27
Vested and expected to vest at September 30, 2022	3,831,573	$4.31	7.94	$27
Exercisable as of September 30, 2022	1,420,946	$6.54	6.51	$1

The weighted average grant date fair value per share of stock option grants for the nine months ended September 30, 2022 and 2021 was $0.33 and $6.45, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2022 and 2021 was none and $1.8 million, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	1.9% – 2.9%	0.6% – 1.1%
Expected volatility	81.8% – 87.5%	86.2% – 89.5%
Expected term (in years)	5.5 – 5.6	5.5 – 6.1
Expected dividend yield	0%	0%

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

Restricted Stock Units

A summary of the Company’s restricted stock units activity is as follows (in thousands, except share and per share amounts):

	Number of Outstanding Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2021	468,500	$4.09	$314
Granted	1,263,317	$0.47
Released	(453,500)	$4.09
Cancelled	(15,000)	$4.09
Balance as of September 30, 2022	1,263,317	$0.47	$19
Vested and expected to vest as of September 30, 2022	1,263,317	$0.47	$19

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

The fair value of restricted stock units that vested during the three and nine months ended September 30, 2022 was none and $0.3 million, respectively.

Employee Stock Purchase Plan

In September 2020, the Company’s Board of Directors and stockholders adopted and approved the ESPP. The ESPP permits eligible employees, who elect to participate in an offering under the ESPP, to contribute up to 15% of their eligible gross compensation towards the purchase of shares of common stock. Eligible employees can purchase up to 20,000 shares of common stock on a given purchase date. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the commencement date of each offering period or the relevant purchase date, whichever is lower. Offerings under the ESPP are approximately two years in duration and consist of four purchase periods that are approximately six months in duration. The ESPP is considered a compensatory plan as defined by the authoritative guidance for stock-based compensation. As of September 30, 2022, there were 999,255 shares of common stock available for future issuance under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$1,003	$1,528	$3,990	$3,864
Research and development	79	626	374	1,396
Total stock-based compensation	$1,082	$2,154	$4,364	$5,260

Metacrine, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of September 30, 2022, unrecognized stock-based compensation expense was $6.9 million, which is expected to be recognized over a remaining weighted average period of approximately 1.7 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	September 30,	December 31,
	2022	2021
Common stock options outstanding	3,831,573	3,425,285
Shares available for issuance under equity incentive plans	2,676,787	2,661,970
Restricted stock units outstanding	1,263,317	468,500
Shares available for issuance under the ESPP	999,255	583,605
Common stock warrant	154,240	154,240
Total common stock reserved for future issuance	8,925,172	7,293,600

Note 8. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. As of September 30, 2022, no contributions to the 401(k) plan have been made by the Company.

Note 9. Restructuring Charges

On February 10, 2022, the Company implemented a restructuring plan (the “Restructuring Plan”) designed to reduce the Company’s operating expenses, preserve cash and align its resources to support the ongoing clinical development of MET642 in inflammatory bowel disease. As part of the Restructuring Plan, the Company discontinued preclinical development of its hydroxysteroid dehydrogenase (“HSD”) program and implemented a staff reduction of approximately 50%, primarily consisting of the Company’s research organization. The Company recognized restructuring charges of none and $0.9 million in the unaudited condensed consolidated statement of operations during the three and nine months ended September 30, 2022, respectively. Restructuring charges primarily consist of one-time payments relating to severance obligations and customary employee benefits in connection with the staff reduction. The accelerated vesting of certain equity awards and the third-party costs associated with the discontinuation of the Company’s HSD program were immaterial during the three and nine months ended September 30, 2022. The Restructuring Plan was completed in April 2022. The successful implementation of the restructuring activities pursuant to the Restructuring Plan are subject to a number of assumptions, risks and uncertainties, and actual results may differ from the above-described estimates. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring Plan.

Note 10. Revenue Recognition

License Agreement with FL2022-001, Inc.

On September 30, 2022, the Company entered into a License Agreement (the “License Agreement”) with FL2022-001, Inc. (“Licensee”), a portfolio company of Foresite Labs, pursuant to which the Company granted Licensee an exclusive, royalty-bearing, sublicensable license to certain of its intellectual property rights to research, manufacture, develop and commercialize pharmaceutical products containing certain hydroxysteroid dehydrogenase inhibitors (collectively, the “Licensed Products”) in all fields of use and on a worldwide basis. In addition, for a period of time, the Company has agreed that neither it nor its affiliates or sublicensees will directly or indirectly, engage in or conduct any research, development, manufacture, commercialization, use or other exploitation of pharmaceutical products that would compete with the Licensed Products, subject to certain exceptions related to products of an acquirer or its affiliates in connection with a change of control of the Company.

Under the terms of the License Agreement, Licensee made an upfront payment of $1.25 million to the Company in October 2022. In addition, the Company is eligible to receive up to an aggregate of $4.25 million in milestone payments upon the achievement of certain regulatory milestone events. The Company will also be entitled to royalties on tiers of annual net sales of Licensed Products at rates in the low single digits, on a Licensed Product-by-Licensed Product and country-by-country basis, until the expiration of the last patent covering such Licensed Product in such country.

The Company did not recognize license revenue during the three and nine months ended September 30, 2022 as it had not yet satisfied the performance obligations required under the License Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission, or SEC, on March 30, 2022, or our Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, as well as our expectations, beliefs, plans, intentions and strategies related to our proposed merger with Equillium, Inc., including the expected closing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company currently focused on developing differentiated therapies for patients with gastrointestinal, or GI, diseases. Our most advanced program, MET642, targets the farnesoid X receptor, or FXR, which is central to modulating GI and liver diseases.

Prior to February 2022, we were developing another FXR agonist, MET409, for the treatment of non-alcoholic steatohepatitis, or NASH, a liver disease characterized by excess liver fat, inflammation and fibrosis. While we believe these two compounds demonstrate potential for differentiated treatments in both monotherapy and combination treatment for NASH, given recent clinical outcomes of our programs relative to competing programs, reduced investor sentiment in NASH, and the significant resources required to pursue further development in NASH, we elected to discontinue future development of our FXR program in NASH while prioritizing our resources and efforts toward the development of MET642 for the treatment of Ulcerative Colitis, or UC, one of the two primary types of Inflammatory Bowel Disease, or IBD. We were also developing small molecule inhibitors of HSD17β13 for the treatment of NASH. HSD17β13 is a genetically validated target for advanced liver disease. In April 2022, we completed a corporate restructuring plan, or Restructuring Plan, that resulted in the reduction of approximately 50% of our workforce, primarily consisting of our research organization, which consequently resulted in the discontinued development of our hydroxysteroid dehydrogenase, or HSD, program.

In September 2022, we entered into a License Agreement, or the HSD License Agreement, with a portfolio company of Foresite Labs, pursuant to which we granted the licensee an exclusive license to research, manufacture, develop and commercialize pharmaceutical products containing our proprietary HSD inhibitors in all fields of use and on a worldwide basis. We received an upfront payment of $1.25 million in October 2022 in connection with our entry into the HSD License Agreement, and we are eligible to receive up to an aggregate of $4.25 million in milestone payments upon the achievement of certain regulatory milestone events, and we will also be entitled to receive royalties on tiers of annual net sales of pharmaceutical products sold pursuant to the HSD License Agreement at rates in the low single digits until the expiration of the patent rights in each country sales are made.

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

To date, we have devoted substantially all of our resources to organizing and staffing our company, business, planning, raising capital, researching, discovering and developing our pipeline in FXR and other drug targets and general and administrative support for these operations. We do not have any products approved for sale and have not generated any product sales. We have funded our operations primarily through the private placement of convertible preferred stock, the issuance of long-term debt, and the sale of common stock from our initial public offering, or IPO, and our at-the-market equity offering program, or ATM offering program. Through September 30, 2022, we have raised gross proceeds of approximately $124.8 million from the issuance of convertible preferred stock, $15.0 million under our K2 Loan Agreement (as defined below) and $107.7 million from the sale of common stock from our IPO and our ATM offering program. As of September 30, 2022 and December 31, 2021, we had cash, cash equivalents, and short-term investments of $52.8 million and $76.4 million, respectively.

We have incurred net losses since our inception. Our net losses were $24.7 million and $48.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $207.6 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other development activities. We expect our expenses and operating losses will increase as MET642 or any future product candidates advance through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for MET642 or any future product candidate, and incur additional costs associated with operating as a public company.

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

Proposed Merger with Equillium

On September 6, 2022, we entered into an Agreement and Plan of Merger, as amended on October 26, 2022, the Merger Agreement, with Equillium, Inc., a Delaware corporation, or Equillium, Equillium Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Equillium, or Acquisition Sub, Triumph Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Acquisition Sub, or Acquisition Sub II, and Triumph Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Acquisition Sub II, or Merger Sub, pursuant to which, among other matters, and subject to the satisfaction or waiver of certain closing conditions described in the Merger Agreement, Merger Sub will be merged with and into the Company, or the Merger, and the Company will continue as the surviving corporation and an indirect, wholly owned subsidiary of Equillium.

Pursuant to the Merger Agreement, each share of our common stock issued and outstanding immediately prior to the closing of the Merger, or the Closing, will be cancelled and converted into the right to receive consideration per share consisting of (i) the exchange ratio, or the Exchange Ratio, determined by dividing (x) (a) 125% of our net cash as of the Closing, by (b) the price per share of Equillium’s common stock, par value $0.0001 per share, or Equillium Common Stock, determined based on the 10 day trading volume weighted average price per share of Equillium Common Stock calculated 10 trading days prior to the date of the Closing, or the Closing Date, provided that the price per share of Equillium Common Stock shall be no less than $2.70 and no more than $4.50 by (y) the aggregate fully diluted shares of our common stock, plus (ii) any cash payable in lieu of fractional shares of Equillium Common Stock.

The consummation of the Merger is subject to certain closing conditions, including (i) our net cash being no less than $23,000,000, (ii) the absence of certain legal impediments, (iii) the effectiveness of a registration statement on Form S-4 filed with the SEC on October 27, 2022, (iv) adoption of the Merger Agreement by the holders of a majority of our outstanding common stock at a meeting of our stockholders, and (v) approval of the issuance of shares of Equillium Common Stock in the Merger by the majority of the votes cast at a meeting of Equillium’s stockholders (provided that a quorum exists). The Merger Agreement has been approved by our board of directors and Equillium’s board of directors.

The Merger Agreement contains certain termination rights for both Equillium and us and further provides that, in connection with the termination of the Merger Agreement by us under certain circumstances, including termination by us to accept and enter into a definitive agreement with respect to a superior proposal, we must pay Equillium a termination fee of $1.25 million. In connection with the termination of the Merger Agreement by Equillium under certain circumstances, including termination by Equillium to accept and enter into a definitive agreement with respect to a superior proposal, Equillium must pay us a termination fee of $1.75 million.

Although we have entered into the Merger Agreement and expect to devote significant time and resources to successfully consummate the proposed Merger, there can be no assurances that we will be able to do so on a timely basis, or at all. Further, the consummation of the Merger may not deliver the anticipated benefits or maximize stockholder value. If, for any reason, the Merger is not consummated, we will reconsider our strategic alternatives and could pursue a variety of strategic alternatives similar to the Merger, including, but not limited to, a merger, sale, or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of our programs, with the ultimate goal of identifying the opportunity that would, in the opinion of our board of directors, maximize stockholder value, including a liquidation of Metacrine and the distribution of any available cash.

We retained MTS Health Partners, L.P., or MTS Partners, as our financial advisor in connection with the Merger, and MTS Securities, LLC, an affiliate of MTS Partners, or MTS, performed a liquidation analysis of Metacrine based upon information provided to MTS by our management. MTS computed the total equity value of Metacrine in a liquidation to be approximately $27.3 million, calculated as approximately $55.5 million of cash as of June 30, 2022, less wind-down costs of approximately $29.5 million, plus an assumed upfront cash value from the HSD License Agreement of $1.25 million, as compared to our then-current market capitalization of approximately $20.6 million. The analysis assumed a liquidation date of November 30, 2022, that all wind-down costs were paid in full, employees were severed by November 30, 2022, all employee-related restructuring and severance costs are paid in full, and, to be conservative, that no funds were retained in reserve for unknown or contingent liabilities. MTS estimated a liquidation value of approximately $27.3 million to our stockholders in a potential liquidation, or $0.58 per share.

Financial Operations Overview

Revenues

To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. In the future, we may generate revenue pursuant to the HSD License Agreement in the form of milestone payments upon the achievement of certain regulatory milestone events and royalties on tiers of annual net sales at rates in the low single digits. In October 2022, we received a one-time upfront payment of $1.25 million in connection with our entry into the HSD License Agreement.

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

The following table summarizes our research and development expenses allocated by program for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Third-party research and development expenses:
FXR program	$799	$10,996	$6,916	$27,323
Other research programs	2	405	236	1,264
Total third-party research and development expenses	801	11,401	7,152	28,587
Unallocated expenses	521	2,671	3,159	7,710
Total research and development expenses	$1,322	$14,072	$10,311	$36,297

Unallocated expenses consist primarily of our internal personnel related costs, facility costs, and lab supplies.

Our Restructuring Plan, which we completed in April 2022, resulted in the reduction of approximately 50% of our workforce, primarily consisting of our research organization, and as a result, we will not incur research expenses for the foreseeable future. We expect our development expenses will fluctuate in the future as we review the development plan and timeline of our FXR program in IBD and depending on whether the proposed Merger is consummated. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials of MET642 or any future product candidate due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We will need to raise substantial additional capital in the future if the proposed Merger with Equillium is not consummated. In addition, we cannot forecast whether MET642 or any future product candidate may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance, and other administrative functions. Other significant costs include facility-related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, and insurance. We anticipate that our general and administrative expenses will increase in the future to support our development and other commercial activities if MET642 or any future product candidate receives marketing approval. We also expect that our general and administrative expenses will increase due to the transaction costs associated with the proposed Merger with Equillium and potential related litigation.

Restructuring Charges

Restructuring charges consist primarily of (i) one-time payments relating to severance obligations and other customary employee benefits and the acceleration of the vesting of certain equity awards in connection with the staff reduction conducted pursuant to our Restructuring Plan and (ii) third-party costs associated with the discontinuation of our HSD program. Refer to Note 9 in our unaudited condensed consolidated financial statements for further discussion.

Gain from Lease Termination and Asset Sale

Gain from lease termination and asset sale relates to the termination of our Corporate Lease (as defined below) in March 2022 and the sale of personal property to Belharra Therapeutics, Inc., or Belharra. Refer to Note 3 in our unaudited condensed consolidated financial statements for further discussion.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income from our cash, cash equivalents, and short-term investments and interest expense under our K2 Loan Agreement.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Operating expenses:
Research and development	$1,322	$14,072	$(12,750)	$10,311	$36,297	$(25,986)
General and administrative	3,842	4,007	(165)	12,736	11,695	1,041
Restructuring charges	—	—	—	902	—	902
Gain from lease termination and asset sale	—	—	—	(508)	—	(508)
Total operating expenses	5,164	18,079	(12,915)	23,441	47,992	(24,551)
Loss from operations	(5,164)	(18,079)	12,915	(23,441)	(47,992)	24,551
Other income (expense):
Interest income	228	22	206	318	85	233
Interest expense	(550)	(252)	(298)	(1,475)	(743)	(732)
Other expense, net	(35)	(19)	(16)	(65)	(31)	(34)
Total other income (expense)	(357)	(249)	(108)	(1,222)	(689)	(533)
Net loss	$(5,521)	$(18,328)	$12,807	$(24,663)	$(48,681)	$24,018

Research and Development Expenses. Research and development expenses were $1.3 million and $14.1 million for the three months ended September 30, 2022 and 2021, respectively. The decrease in research and development expenses of $12.8 million when comparing the three months ended September 30, 2022 and 2021 was primarily due to decreases of $8.4 million in clinical trial expenses and $1.4 million in manufacturing expenses related to our FXR program, $1.6 million in personnel costs, including $0.5 million in non-cash stock-based compensation, $0.5 million in facilities, information technology, and laboratory supplies expenses, $0.5 million in preclinical and toxicology expenses, and $0.3 million in third-party medicinal chemistry expenses.

Research and development expenses were $10.3 million and $36.3 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in research and development expenses of $26.0 million when comparing the nine months ended September 30, 2022 and 2021 was primarily due to decreases of $16.6 million in clinical trial expenses and $1.5 million in manufacturing expenses related to our FXR program, $3.4 million in personnel costs, including $1.0 million in non-cash stock-based compensation, $2.3 million in preclinical and toxicology expenses, $1.5 million in facilities, information technology, and laboratory supplies expenses, and $0.6 million in third-party medicinal chemistry expenses.

General and Administrative Expenses. General and administrative expenses were $3.8 million and $4.0 million for the three months ended September 30, 2022 and 2021, respectively. The decrease in general and administrative expenses of $0.2 million when comparing the three months ended September 30, 2022 and 2021 was primarily due to a decrease of $1.0 million in personnel costs, including $0.5 million in non-cash stock-based compensation, partially offset by an increase of $0.8 million in consulting, professional services and other public company related expenses.

General and administrative expenses were $12.7 million and $11.7 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in general and administrative expenses of $1.0 million when comparing the nine months ended September 30, 2022 and 2021 was primarily due to increases of $0.9 million in consulting, professional services and other public company related expenses and $0.1 million in facilities and information technology expenses.

Restructuring Charges. Restructuring charges were none for each of the three months ended September 30, 2022 and 2021, and were $0.9 million and none for the nine months ended September 30, 2022 and 2021, respectively. The increase in restructuring charges when comparing the nine months ended September 30, 2022 and 2021 was primarily related to one-time payments of severance obligations and other customary employee benefits made in connection with the staff reduction resulting from the Restructuring Plan. Refer to Note 9 in our unaudited condensed consolidated financial statements for further discussion.

Gain from Lease Termination and Asset Sale. Gain from lease termination and asset sale were none for each of the three months ended September 30, 2022 and 2021, and were $0.5 million and none for the nine months ended September 30, 2022 and 2021, respectively. The increase in the gain from lease termination and asset sale when comparing the nine months ended September 30, 2022 and 2021 was primarily related to the termination of our Corporate Lease and sale of personal property to Belharra in March 2022. Refer to Note 3 in our unaudited condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2022 and December 31, 2021, we had cash, cash equivalents, and short-term investments of $52.8 million and $76.4 million, respectively.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(24,383)	$(35,326)
Investing activities	28,224	26,757
Financing activities	1	1,205
Net increase (decrease) in cash and cash equivalents	$3,842	$(7,364)

Operating Activities

Net cash used in operating activities was $24.4 million and $35.3 million for the nine months ended September 30, 2022 and 2021, respectively. The net cash used in operating activities during the nine months ended September 30, 2022 was primarily due to our net loss of $24.7 million and $4.6 million of non-cash charges, adjusted for $4.3 million in changes in operating assets and liabilities. Non-cash charges for the nine months ended September 30, 2022 primarily consisted of $4.4 million of stock-based compensation, $0.5 million in debt amortization expense, and $0.2 million in other non-cash charges, partially offset by a $0.5 million gain from lease termination and asset sale related to the termination of our Corporate Lease.

Net cash used in operating activities was $35.3 million for the nine months ended September 30, 2021 and was primarily due to our net loss of $48.7 million, adjusted for $6.5 million of non-cash charges and $6.9 million from changes in operating assets and liabilities. Non-cash charges for the nine months ended September 30, 2021 primarily consisted of $5.3 million of stock-based compensation, $0.5 million of amortization on our right-of-use asset, $0.3 million of amortization of premiums/discounts on investments, and $0.4 million in other non-cash charges.

Investing Activities

Net cash provided by investing activities of $28.2 million for the nine months ended September 30, 2022 was primarily due to sales and maturities of short-term investments of $40.2 million and proceeds from asset sale of $0.7 million, partially offset by purchases of short-term investments of $12.7 million.

Net cash provided by investing activities of $26.8 million for the nine months ended September 30, 2021 was primarily due to sales and maturities of short-term investments of $65.9 million, partially offset by purchases of short-term investments of $39.2 million.

Financing Activities

There was an immaterial amount of cash provided by financing activities for the nine months ended September 30, 2022.

Net cash provided by financing activities of $1.2 million for the nine months ended September 30, 2021 was primarily due to $1.1 million of proceeds from exercises of common stock options and $0.1 million of proceeds from the issuance of shares from our employee stock purchase plan.

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

Our obligations under the K2 Loan Agreement are secured by a security interest in substantially all of our assets, other than our intellectual property. The K2 Loan Agreement includes customary affirmative and negative covenants and also includes standard events of default, including an event of default based on the occurrence of a material adverse event, and a default under any agreement with a third party resulting in a right of such third party to accelerate the maturity of any debt in excess of $0.3 million. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. Upon the occurrence and continuance of an event of default, the lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the K2 Loan Agreement. As of September 30, 2022, we were in compliance with all applicable covenants under the K2 Loan Agreement.

Sales Agreement

On October 4, 2021, we entered into a sales agreement, or the Sales Agreement, with SVB Leerink LLC, or SVB Leerink, to sell shares of common stock from time to time through our ATM offering program, under which SVB Leerink will act as our sales agent. We have no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. SVB Leerink will be entitled to compensation in an amount of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. A maximum of $50.0 million of shares of common stock may be sold under the Sales Agreement. We did not sell any shares of our common stock under the Sales Agreement during the nine months ended September 30, 2022. As of September 30, 2022, we may sell up to an additional $27.3 million of shares of our common stock under the Sales Agreement and pursuant to our ATM offering program, although we may not sell any shares under the Sales Agreement during the pendency of the proposed Merger with Equillium.

Material Cash Requirements

Other than transaction costs related to the proposed Merger, and the requirement under the Merger Agreement that we maintain a minimum net cash at the Merger Closing of $23.0 million, our material cash requirements from known contractual obligations have not changed materially since our Annual Report.

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

During the pendency of the proposed Merger, we are generally required to conduct our business in the ordinary course consistent with past practice, and preserve our business organization and material business relationships. Additionally, we are subject to a variety of operating covenants that impose liquidity and capitalization restrictions on the conduct of our business prior to the Closing. Unless we obtain Equillium’s prior written consent (which shall not be unreasonably withheld, conditioned or delayed) and except (i) as expressly permitted or expressly contemplated by the Merger Agreement, (ii) as required by applicable laws or (iii) as set forth in the confidential disclosure letter we delivered to Equillium, we may not, among other things and subject to certain exceptions and aggregate limitations: pay any dividends, or repurchase, redeem or otherwise acquire shares of our common stock; issue additional shares of our common stock other than upon the exercise, settlement or vesting of outstanding equity-based awards granted under our equity incentive plans; increase the salary, compensation or benefits of our employees or hire, promote or terminate (without cause) any employee; acquire or sell, lease, license, encumber or dispose of any material properties, rights or assets; incur additional indebtedness; make certain additional capital expenditures; assign, transfer or license our intellectual property; amend, modify or enter into material contracts; or commence any clinical trial of any product candidate.

Without taking into account the proposed Merger, our future cash requirements will depend on many factors, including:

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

Without taking into account the proposed Merger, and until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our operations through a combination of equity offerings, debt financings, strategic transactions, license agreements, collaborations, and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional sufficient capital when needed, we may be required to:

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

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of all stock option grants using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the fair value of the underlying common stock on the date of grant, the risk-free interest rate, the expected stock price volatility, the expected term of stock options, and the expected dividend yield. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted the three and nine months ended September 30, 2022 and 2021.

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

Summary Risk Factors

We may be unable, for many reasons, including those that are beyond our control, to implement our business strategy. In particular, risks associated with our business include:

•

The Merger may not be completed on the terms or timeline currently contemplated, or at all. Our stockholders and Equillium’s stockholders will be subject to a number of material risks if the Merger is not completed.

•	The Merger may be completed even if certain events occur prior to the Closing Date that materially and adversely affect us and Equillium.
•

The Exchange Ratio will not be determined until shortly prior to the Closing Date and our stockholders and Equillium’s stockholders may not know the number of shares to be issued in the Merger or the Exchange Ratio at the time of the stockholder special meetings.

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

•

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, and the impact of evolving macroeconomic conditions, and could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely.

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

Risk Factors

Risks Related to the Proposed Merger

The Merger may not be completed on the terms or timeline currently contemplated, or at all. Our Stockholders and Equillium’s stockholders will be subject to a number of material risks if the Merger is not completed.*

The consummation of the Merger is subject to certain closing conditions, including (1) adoption of the Merger Agreement by the holders of a majority of our outstanding common stock at a meeting of our stockholders, (2) approval of the issuance of shares of Equillium Common Stock in the Merger by the majority of the votes cast at a meeting of Equillium’s stockholders (provided that a quorum exists), (3) the effectiveness of the registration statement on Form S-4 filed with the SEC on October 27, 2022, (4) our net cash at the Closing being no less than $23,000,000, (5) the absence of certain legal impediments, and (6) other customary closing conditions.

If the Merger is not completed for any reason, including the failure to complete the Merger by January 2, 2023 (or such later date to which such date may be extended in accordance with the terms of the Merger Agreement), the price of Equillium Common Stock and/or the price of our common stock may decline to the extent that the market price of Equillium Common Stock or our common stock, as applicable, reflects or previously reflected positive market assumptions that the Merger would be completed and the related benefits would be realized. In addition, we and Equillium have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses due to legal, advisory, printing and financial services fees related to the Merger. These expenses must be paid regardless of whether the Merger is consummated. If the Merger is not consummated because the Merger Agreement is terminated, Equillium may be required under certain circumstances to pay us a termination fee of $1,750,000 or we may be required under certain circumstances to pay Equillium a termination fee of $1,250,000. There is no assurance that the Merger will be consummated. If the Merger is not timely completed, we may have to materially alter our respective business plans, including pausing and/or terminating current and planned clinical trials and the development of product candidates.

The Merger may be completed even if certain events occur prior to the Closing Date that materially and adversely affect us and Equillium.*

In general, either party can refuse to complete the Merger if there is a material adverse change affecting the other party between the signing date of the Merger Agreement and the Closing Date. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could have a material adverse effect on Equillium or us, including, subject to certain exceptions, among others:

•	changes or conditions generally affecting the industries in which we or Equillium operate;
•

general economic or political conditions or securities, credit, financial or other capital markets conditions, including labor shortages, inflation and monetary supply shifts, rising interest rates, tightening of credit markets and recession risks, in each case in the United States or any foreign jurisdiction;

•

any failure, in and of itself, by us or Equillium to meet any internal or published projections, forecasts, estimates or predictions in respect of revenues, earnings or other financial or operating metrics for any period;

•	the public announcement or pendency of the Merger;
•	any change, in and of itself, in the market price or trading volume of our or Equillium’s securities or in its credit ratings;
•	any change in applicable law, regulation or U.S. generally accepted accounting principles;
•	geopolitical conditions, the outbreak or escalation of hostilities, any acts of war, sabotage or terrorism, or any escalation, including potential disruptions from the Russia-Ukraine conflict;
•	any hurricane, tornado, flood, earthquake or other natural disaster;
•	any epidemic, pandemic or disease outbreak (including COVID-19) and any action by a governmental entity in response thereto;
•	any litigation arising from allegations of a breach of fiduciary duty or other violation of applicable law relating to the Merger Agreement or the transactions contemplated thereby;
•

any adverse effects, adverse events or safety observations or reports of new side effects, adverse events or safety observations with respect to our or Equillium’s product candidates that are not reasonably expected to materially affect the likelihood or timing of approval by the U.S. Food and Drug Administration, or the FDA;

•	any change or modification to any development program of Equillium; or
•	any taking of any action required pursuant to the Merger Agreement, or not required by the Merger Agreement but taken at the written request of the other party.

If one or more material adverse changes occur and we still complete the Merger, the stock price of the combined company following the Closing may suffer. This in turn may reduce the value of the shares of Equillium Common Stock to the stockholders of the combined company.

The Exchange Ratio will not be determined until shortly prior to the Closing Date and our stockholders and Equillium’s stockholders may not know the number of shares to be issued in the Merger or the Exchange Ratio at the time of our respective special meetings of stockholders.*

In connection with the Merger, all of the issued and outstanding shares of our common stock will be cancelled and converted into the right to receive consideration per share consisting of (i) the Exchange Ratio, determined by dividing (x) (a) 125% of our net cash as of the Closing, divided by (b) the price per share of Equillium Common Stock determined based on the 10 day trading volume weighted average price per share of Equillium Common Stock calculated 10 trading days prior to the Closing, provided that in no event will the price per share of Equillium Common Stock be less than $2.70 or greater than $4.50 by (y) the aggregate amount of our fully diluted shares, plus (ii) any cash payable in lieu of fractional shares of Equillium Common Stock.

The Exchange Ratio is adjustable, as described above, and the price per share of Equillium Common Stock may be subject to change prior to, during and following the period during which the price per share of Equillium Common Stock is set for purposes of the Exchange Ratio. Changes in our net cash as of the Closing and the price of Equillium Common Stock prior to the Merger will each affect the market value of the Merger consideration that our stockholders actually receive upon the Closing. Stock price changes may result from a variety of factors (many of which are beyond our and Equillium’s control), including the following factors:

•	changes in our and Equillium’s respective businesses, operations, financial position or prospects;
•	changes in market assessments of the business, operations, financial position or prospects of either company or the combined company;
•	manipulation to affect the Exchange Ratio leading up to the Closing Date;
•	market assessments of the likelihood that the Merger will be completed;
•	interest rates, general market, political and economic conditions and other factors generally affecting the price of Equillium Common Stock; and
•	federal, state and local legislation, governmental regulation and legal developments affecting our business or the business of Equillium.

Under the Merger Agreement, there will be no adjustment to the Exchange Ratio for changes in the market price of Equillium Common Stock within 10 trading days of the Closing, and neither company is permitted to terminate the Merger Agreement or resolicit the vote of Equillium’s stockholders or our stockholders solely because of changes in the market price of either company’s stock.

Because the Merger will be completed after the date of the respective special stockholder meetings, if the special stockholder meeting occurs prior to the finalization of our net cash as of the Closing Date, or more than 10 trading days prior to the Closing Date, at the time of the applicable special stockholder meeting, our stockholders and Equillium’s stockholders may not know the Exchange Ratio or the exact market value of the Equillium Common Stock that our stockholders will receive upon the Closing.

Failure to complete the Merger could negatively affect our stock price and our future business and financial results.*

If the Merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks, including the following:

•	the possibility that we may be required to pay Equillium a termination fee of $1,250,000 under certain circumstances;
•	the incurrence of costs and expenses relating to the proposed Merger, such as financing, legal, accounting, financial advisor, filing, printing and mailing fees and expenses;
•	the possibility that we will be unable to find another potential strategic partner, advance our product candidates, and, as a result, elect to liquidate and dissolve our business;
•	the possibility of a change in the trading price of our common stock to the extent current trading prices reflect a market assumption that the Merger will be completed;
•	the possibility that we could suffer potential negative reactions from our employees, partners and vendors; and
•

the possibility that we could suffer adverse consequences associated with our management's focus on the Merger instead of on pursuing other opportunities that could have been beneficial to us without realizing any of the benefits contemplated by the Merger.

In addition, if the Merger is not completed, we could be subject to litigation related to any failure to complete the Merger or to perform their respective obligations under the Merger Agreement.

If the Merger is not completed, we cannot assure you that these risks will not materialize and will not materially affect our business, financial results and stock price.

Our net cash on the Closing Date is subject to change, which could result in our stockholders owning a smaller percentage of the combined company and could even result in the closing conditions not being satisfied.*

For purposes of the Merger Agreement, our cash is subject to certain reductions, including, without limitation, certain short and long term liabilities, unpaid expenses related to the Merger, the purchase of a six-year tail to our directors and officers liability insurance policy, or D&O insurance, and certain other unpaid obligations, including change of control payments, severance and similar payments payable to its current and former employees, the expected cost and expenses of liability arising from legal proceedings, payments in order to terminate certain agreements, and payments (up to the unpaid deductible) under D&O insurance reasonably expected to be paid in connection with legal proceedings. In the event the amount of our net cash on the Closing Date is less than anticipated, our stockholders could hold a significantly smaller portion of the combined company. Additionally, the Merger Agreement includes a closing condition that requires we deliver a minimum net cash of $23.0 million on the Closing Date. In the event that our net cash falls below this threshold, Equillium would not be obligated to, but may in its sole discretion elect to, consummate the Merger, which would further reduce the portion of the combined company held by our stockholders.

Equillium has the right to pursue certain strategic transactions and to issue and sell equity and convertible securities subject to certain limitations, the occurrence of which may impact our stockholders’ decisions to vote for our merger proposals at our special meeting of stockholders.

The Merger Agreement allows Equillium to issue, sell or agree to issue or sell shares of Equillium capital stock and/or other equity and convertible securities of Equillium that in the aggregate would not equal or exceed 20% of Equillium’s outstanding capital stock, calculated as of the date of the Merger Agreement, without our consent. Any such issuance or sale of Equillium equity or convertible securities may result in our stockholders holding a smaller portion of the combined company. Additionally, in limited circumstances, Equillium may enter into and consummate a strategic transaction to exclusively license or sell, or grant an option to exclusively license or sell, certain of its assets, including Equillium’s rights to develop, manufacture and commercialize EQ001 (itolizumab) without our consent. Should such a transaction occur, it is likely to materially impact Equillium’s stock price and its current and future business plans.

Our stockholders and Equillium’s stockholders will not be entitled to appraisal rights in the Merger.*

Appraisal rights are statutory rights that, if applicable under law, enable stockholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the extraordinary transaction.

Under § 262(b) of the General Corporation Law of the State of Delaware, stockholders do not have appraisal rights if the shares of stock they hold, as of the record date for determination of stockholders entitled to vote at the meeting of stockholders to act upon a merger, are either (i) listed on a national securities exchange or (ii) held of record by more than 2,000 holders. Notwithstanding the foregoing, appraisal rights are available if stockholders are required by the terms of a merger agreement to accept for their shares anything other than (a) shares of stock of the surviving corporation, (b) shares of stock of another corporation that will either be listed on a national securities exchange or held of record by more than 2,000 holders, (c) cash instead of fractional shares or (d) any combination of clauses (a) through (c).

Our shares are listed on The Nasdaq Capital Market and are expected to continue to be so listed on the record date for our special meeting of stockholders. Because holders of shares of our common stock will receive shares of Equillium Common Stock in the Merger and cash in lieu of fractional shares, holders of shares of our common stock will also not be entitled to appraisal rights in the Merger with respect to their shares of our common stock.

The Merger Agreement contains provisions that could discourage a potential competing acquiror or result in any competing proposal being at a lower price than it might otherwise be.*

The Merger Agreement contains “no-shop” provisions that, subject to limited exceptions, restrict our and Equillium’s ability to solicit, encourage, facilitate or discuss competing third-party proposals to acquire all or a significant part of us or Equillium. In addition, the other party generally has an opportunity to offer to modify the terms of the proposed Merger in response to any competing acquisition proposals that may be made before its board of directors may withdraw or qualify its recommendation regarding the stockholder proposals relating to the Merger. In specified circumstances, we or Equillium may be required to pay a termination fee to the other party due to the termination of the Merger Agreement.

These provisions could discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher value than that market value proposed to be received or realized in the Merger, or might result in a potential competing acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee or expenses that may become payable in certain circumstances.

If the Merger Agreement is terminated and we attempt to seek another business combination, there is no assurance that either we may be able to negotiate a transaction with another party on terms comparable or better than the terms of the Merger.

The pendency of the proposed Merger could adversely affect our business and operations and the business and operations of Equillium.*

In connection with the Merger, some of our prospective partners and some of Equillium’s prospective partners may delay or defer decisions or reduce their level of business with either or both of us and Equillium, any of which could negatively affect our respective financials and business plans, regardless of whether the Merger is completed. In addition, due to certain operating covenants in the Merger Agreement, we and Equillium may each be unable, during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions without the consent of the other party, even if such actions would prove beneficial. Any of these effects could adversely affect our or Equillium’s respective businesses prior to the completion of the Merger. Moreover, the pursuit of the Merger and the preparation for the integration of the companies may place a significant burden on the management and personnel of both companies. The diversion of management's attention away from operations in the ordinary course could adversely affect our respective financial results and the advancement of our respective product candidates.

The market price of Equillium Common Stock may be affected by factors different from those that have historically affected the market price of our common stock, which will continue to fluctuate after the Merger.*

Upon completion of the Merger, holders of our common stock will become holders of Equillium Common Stock. Equillium’s business differs from our business in certain respects, and, accordingly, the financial position or results of operations and/or cash flows of Equillium after the Merger, as well as the market price of shares of Equillium Common Stock, may be affected by factors different from those currently affecting our financial position, results of operations and/or cash flows. In addition, the stock market has recently experienced significant price and volume fluctuations which, if they continue to occur, could have a material adverse effect on the market for, or liquidity of, the Equillium Common Stock, regardless of Equillium's actual operating performance. As a result, the market price of shares of Equillium Common Stock may fluctuate significantly following completion of the Merger, and our stockholders could lose some or all of the value of their investment in Equillium Common Stock.

Equillium and Metacrine may be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.*

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims could result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our and Equillium’s respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may adversely affect our and Equillium’s respective business, financial position and results of operations.

The fairness opinions obtained by our board of directors from our financial advisor do not and will not reflect changes in circumstances after the date of such opinions.*

Our board of directors received written opinions from MTS dated September 2, 2022, or the September MTS Opinion, and October 19, 2022, or the October MTS Opinion and, together with the September MTS Opinion, the MTS Opinions, that as of such dates and based upon and subject to the assumptions made, procedures followed, matters considered and qualifications and limitations on the scope of review undertaken by MTS, as set forth in the MTS Opinions, the Exchange Ratio employed in the Merger pursuant to the Merger Agreement was fair to the holders of shares of our common stock (other than Excluded Shares (as defined in the MTS Opinions)), from a financial point of view. Changes in our operations or prospects, general market and economic conditions and other factors that may be beyond our control, and on which the MTS Opinions were based, may alter our value or the value of Equillium or the prices of shares of Equillium Common stock or our common stock by the time the Merger is completed. Except for the October MTS Opinion, we have not obtained, and do not expect to request, updated opinions from MTS. The MTS Opinions do not speak to any date other than the date of such opinion.

Directors and executive officers of Equillium and Metacrine have financial interests in the Merger that may be different from, or in addition to, those of other Equillium stockholders and our stockholders, which could have influenced their decisions to support or approve the Merger.*

In considering whether to approve the proposals at the special meetings, our stockholders should recognize that our and Equillium’s directors and executive officers have interests in the Merger that may differ from, or that are in addition to, their interests as our stockholders and stockholders of Equillium. Our and Equillium’s boards of directors were aware of these interests at the time each approved the Merger Agreement. These interests may cause our and Equillium's directors and executive officers to view the Merger differently than you may view it as a stockholder. The interests include, among others, severance benefits, continued indemnification and the right to accelerated vesting. For example, we previously entered into severance and bonus agreements with certain members of management that provide them with cash severance payments, certain health insurance coverage and the acceleration of their outstanding equity awards in the event their employment is terminated in connection with a change of control of our company

Due to the Merger, Equillium’s ability to use our net operating losses to offset future taxable income may be restricted and our net operating losses could expire or otherwise be unavailable.*

As of December 31, 2021, we had federal net operating loss carryforwards, which we refer to as NOLs, of approximately $164.5 million. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. As of December 31, 2021, we have not completed a Section 382 limitation study. If the Merger is completed, our existing NOLs may be subject to limitations. In addition, if Equillium undergoes any subsequent ownership change, its ability to utilize these NOLs would be limited.

The Merger is intended to be a taxable transaction and does not qualify as a “reorganization” for U.S. federal income tax purposes. Our U.S. stockholders will be required to recognize gain or loss for U.S. federal income tax purposes at the time of the exchange of their common stock for the merger consideration in the Merger.*

U.S. holders of our common stock will recognize gains or losses for U.S. federal income tax purposes on each share of our common stock surrendered in the Merger in an amount equal to the difference between (1) the fair market value of the merger consideration received in exchange for such surrendered share upon completion of the Merger and (2) the holder's basis in the share of our common stock surrendered. Any gain or loss recognized would be long-term capital gain or loss if the U.S. holder's holding period in a particular block of our common stock exceeds one year at the effective time of the Merger. Long-term capital gain of non-corporate U.S. holders (including individuals) is taxed at reduced U.S. federal income tax rates.

The following risk factors do not take into account our proposed Merger with Equillium and assume that we remain a stand-alone company except as otherwise noted.

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
•

the impact of widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, rising interest rates, tightening of credit markets, recession risks and potential disruptions from the Russia-Ukraine conflict;

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

We are an early stage biopharmaceutical company with a very limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.*

We are an early stage biopharmaceutical company with a very limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. We were incorporated in 2014 and commenced operations in 2015. To date, our operations have been limited to organizing and staffing our company, business planning, raising capital, researching, discovering and developing our pipeline in FXR and other drug targets, and general and administrative support for these operations. We have delayed clinical development efforts related to our planned Phase 2a proof-of-concept clinical trial of MET642 in UC until the completion of our review of strategic alternatives. We may experience delays in the commencement or completion of this trial, or potentially termination or suspension of the trial, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects. We have not yet demonstrated an ability to successfully complete any late stage clinical trials and have never completed the development of any product candidate. In October 2021, we discontinued future development of our FXR program for the treatment of non-alcoholic steatohepatitis, or NASH, and, in February 2022, we discontinued our other research and discovery programs. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the nine months ended September 30, 2022 and 2021, our net losses were $24.7 million and $48.7 million, respectively. As of September 30, 2022, we had an accumulated deficit of $207.6 million. We expect to incur increasing levels of operating losses over time as we execute our plan to continue our development activities, including the clinical development of MET642, and continue to incur the additional costs of operating as a public company. We expect that it will be several years, if ever, before we have a product candidate ready for potential regulatory approval and commercialization. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Before we can market and sell a drug in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials, manage clinical, preclinical and manufacturing activities, obtain necessary regulatory approvals from the FDA and from similar foreign regulatory agencies in other jurisdictions, obtain manufacturing supply, build a commercial organization or enter into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials and/or obtain regulatory approvals and develop sufficient commercial capabilities for MET642 or any future product candidates. We have not submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate. Further, a product candidate may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain regulatory approvals, we may never generate significant revenues from any commercial sales of a marketable drug. If MET642 or any other future product candidate is approved and we fail to successfully commercialize it, we may be unable to generate sufficient revenues to sustain and grow our business and our business, prospects, financial condition and results of operations will be adversely affected.

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
•

disruptions or difficulties, or other restrictions, in initiating, enrolling, conducting or completing trials due to the ongoing COVID-19 pandemic or the impact of widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, rising interest rates, tightening of credit markets, recession risks and potential disruptions from the conflict between Russia and Ukraine, or other unforeseen events.

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
•

third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or

•

disruptions caused by man-made or natural disasters, or public health pandemics or epidemics or other business interruptions, including the ongoing COVID-19 pandemic or the impact of widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, rising interest rates, tightening of credit markets, recession risks and potential disruptions from the conflict between Russia and Ukraine.

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
•

disruptions caused by man-made or natural disasters, or public health pandemics or epidemics, or other business interruptions, including the ongoing COVID-19 pandemic or the impact of widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, rising interest rates, tightening of credit markets, recession risks and potential disruptions from the conflict between Russia and Ukraine.

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

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic and the impact of evolving macroeconomic uncertainties, and could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely.*

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, and could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. The COVID-19 pandemic has resulted in governments implementing numerous containment measures, such as travel bans and restrictions, particularly quarantines, stay-at-home orders and business limitations and shutdowns.

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

In addition to the ongoing COVID-19 pandemic, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, rising interest rates, tightening of credit markets, recession risks and potential disruptions from the Russia-Ukraine conflict. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

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

Additionally, our third-party manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, or unstable political environments, or health pandemics or epidemics such as the ongoing COVID-19 pandemic, or as a result of the impact of widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, rising interest rates, tightening of credit markets, recession risks and potential disruptions from the conflict between Russia and Ukraine. For example, many of our raw materials for manufacture of MET642 are produced in Europe, which could impact our ability to manufacture and supply material for clinical and commercial supply. If our contract manufacturers were to encounter any manufacturing difficulties or delays due to these factors, our ability to provide MET642 or any future product candidate to patients in clinical trials, or to provide product for treatment of patients if and when approved, would be jeopardized.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting MET642 or any future product candidate by obtaining and defending patents. Obtaining and enforcing patents is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our development results before it is too late to obtain patent protection.

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

We cannot ensure that patent rights relating to inventions described and claimed in our pending patent applications will be issued or that patents based on our patent applications will not be challenged and rendered invalid and/or unenforceable.*

As of September 30, 2022, we have patent applications and patents in our portfolio relating to our prior research programs, and one issued United States patent and patent applications relating to MET642 that are pending at the patent offices in the United States, Europe, China, Japan, and other foreign jurisdictions. However, we cannot predict:

•	if and when patents may be issued based on our patent applications;
•	the scope of protection of any patent issuing based on our patent applications;
•	whether the claims of any patent issuing based on our patent applications will provide protection against competitors;
•	whether or not third parties will find ways to invalidate or circumvent our patent rights;
•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications;
•	whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
•	whether the patent applications that we own or in-license will result in issued patents with claims that cover MET642 or any future product candidate or uses thereof; and/or
•	whether we may experience patent office interruption or delays to our ability to timely secure patent coverage to MET642 or any future product candidate.

Although we currently have one issued United States patent with claims to MET642, we cannot be certain that the claims in our pending patent applications will be considered patentable by the USPTO or by patent offices in foreign countries. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim relevant to our business. There is no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our product candidates. In the event of litigation or administrative proceedings concerning any of our issued patents, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing MET642 or any future product candidate.*

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell MET642 or any future product candidate without infringing the intellectual property and other proprietary rights of third parties. Third parties may allege that we have infringed or misappropriated their intellectual property. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities, and there may be additional delays in such litigation or other legal proceedings due to the ongoing COVID-19 pandemic. Such litigation or other legal proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or other legal proceedings. Some of our competitors may be able to sustain the costs of such litigation or other legal proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other legal proceedings could have a material adverse effect on our ability to compete in the marketplace.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other legal proceedings regarding intellectual property rights with respect to MET642 or any future product candidate. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The scope of patent claims is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, or methods of use either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity of third-party patent claims may be difficult and uncertain. Even if we are successful in these legal proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in defending our rights in these legal proceedings, which could have a material adverse effect on our business and operations. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.*

Competitors may infringe our patents, trademarks, copyrights or other intellectual property that relate to any future research programs and product candidates, their respective methods of use, manufacture and formulations thereof. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent that we own or have licensed is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of our patents is upheld, the court will construe the claims of our patents narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention at issue. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Even if we establish infringement by competitors, a court may decide not to grant an injunction against further infringing activity by competitors and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. Moreover, we cannot assure you that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such infringement claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

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

We may not be able to protect our intellectual property rights throughout the world.*

Patents are of national or regional effect, and although we currently have one issued United States patent for our sole product candidate MET642 and pending patent applications in the United States, Europe, China, Japan and other foreign jurisdictions for MET642, filing, prosecuting and defending patents on any future research programs and product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These competitor products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Various companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary intellectual property rights. As an example, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. The option of a Unitary Patent will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty.

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

Obtaining and maintaining patent protection depends on compliance with various procedural requirements, document submissions, fee payments and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.*

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be required to be paid to the USPTO and various foreign patent agencies at various stages over the lifetime of our patents and/or patent applications. We have systems in place to remind us to pay these fees, and we rely on our outside patent annuity service to pay these fees when due. In addition, the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply with these provisions. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction, including as a result of failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If such an event were to occur, including with respect to the patents and patent applications covering any future research programs and product candidates, as well as their respective methods of use, manufacture and formulations thereof, it could have a material adverse effect on our business, as for example, competitors might be able to enter the market earlier than would otherwise have been the case.

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

Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our products.*

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
•

collaborators may not pursue development and commercialization of our products or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities, the ongoing COVID-19 pandemic or the impact of widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, rising interest rates, tightening of credit markets, recession risks and potential disruptions from the conflict between Russia and Ukraine;

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

Risks Related to Employee Matters and Managing Growth and Other Risks Related to Our Business

We are highly dependent on our key personnel, and if we are not able to retain these members of our management team or recruit and retain additional management and clinical personnel, our business will be harmed.*

We are highly dependent on the services of our key personnel, including Preston Klassen, M.D., who serves as our President and Chief Executive Officer. Our key personnel may terminate their employment with us at any time.  The loss of the services of our key personnel, could harm our ability to successfully implement our business strategy.  Replacing key personnel may be difficult and may take an extended period of time because of the limited number of individuals in the highly competitive biopharmaceutical industry.

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

We expect to expand our development, regulatory and operational capabilities as we advance our development programs and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2022, and as a result of our Restructuring Plan, which we implemented in February 2022 and completed in April 2022, we had 10 full-time employees. As we advance our development programs, we expect to experience some growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if MET642 or any future product candidate receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

Given our (and that of our third-party CROs, contractors, consultants or others who process sensitive information on our behalf) information technology systems’ size and complexity and the increasing amounts of information that they maintain, these systems are potentially vulnerable to breakdown, damage or disruptions caused by several potential sources, such as corruption, system malfunction, natural disasters, public health epidemics (such as the COVID-19 pandemic), terrorism, war or military conflicts (such as the conflict between Russia and Ukraine), telecommunication and electrical failures, fraudulent activity, cyber-attacks by sophisticated nation-state and nation-state supported actors, as well as security breaches from inadvertent or intentional actions (such as theft or error) by our employees, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware (such as malicious code, viruses and worms), phishing attacks, supply chain attacks, denial-of-service attacks, credential harvesting or stuffing, social engineering schemes and other means that affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure as well as lead to unauthorized access, disclosure or acquisition of information. Similarly, ransomware attacks, including those perpetrated by organized criminal actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impacts of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. The techniques used to sabotage or to obtain unauthorized access to our information technology systems or those upon whom we rely on to process our information change frequently, and we have not always been able in the past and may be unable in the future to anticipate such techniques or implement adequate preventative measures or to stop security breaches in all instances. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our information technology systems, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss. Third parties may also attempt to and successfully exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities utilized by us or our third-party CROs, contractors, consultants or others upon whom we rely. To the extent that any disruption or security breach were to result in any actual or perceived loss of, or damage to, our data or applications, and/or inappropriate disclosure of, inappropriate access to information, or other compromise, we could incur liability and reputational damage and the further development and commercialization of MET642 or any future product candidates could be delayed. Threat actors, nation-states and nation-state-supported actors now engage, and are expected to continue to engage, in cyber-attacks, including for geopolitical reasons and in connection with military conflicts and operations. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

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

We may rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, clinical trials, and other functions. We may also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

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

In addition, the CCPA became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal data, opt out of certain personal data sharing and receive detailed information about how their personal data is used. The CCPA requires covered businesses to provide new disclosures to California residents. The CCPA provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for clinical trial data and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. Furthermore, the California Privacy Rights Act of 2020, or CPRA, which becomes operative January 1, 2023, will expand the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. In addition, other states have enacted or proposed data privacy laws. For example, Virginia recently passed its Consumer Data Protection Act and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and go into effect in 2023 and similar laws are being considered in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

Foreign data protection laws, such as, without limitation, the European Union’s, or EU, General Data Protection Regulation, or GDPR, and EU member state implementing legislation, may also apply to health-related and other personal data that we process, including, without limitation, personal data relating to clinical trial participants. European data protection laws impose strict obligations on the processing of health-related and other personal data of European data subjects, including in relation to security (which requires the adoption of administrative, physical and technical safeguards designed to protect such information), collection, use and transfer or personal data. Similar data protection laws exist in the United Kingdom, or UK. European and UK data protection laws may affect our use, collection, analysis and transfer (including cross-border transfer) of such personal data. These include, without limitation, several requirements relating to transparency related to communications with data subjects regarding the processing of their personal data, obtaining the consent of the individuals to whom the personal data relates, limitations on the retention of personal data, increased requirements pertaining to health data, establishing a legal basis for processing, notification of data processing obligations or security incidents to the competent national data protection authorities and/or data subjects, the security and confidentiality of the personal data, various rights that data subjects may exercise with respect to their personal data, and strict rules and restrictions on the transfer of personal data outside of Europe (including from the European Economic Area, or EEA), Switzerland and the UK.

In addition, we may be unable to transfer personal data, including personal data related to our clinical trials, from the EEA, Switzerland, UK, or other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Although there are various mechanisms that may be used in some cases to lawfully transfer personal data to the United States or other countries, these mechanisms are subject to legal challenges and may not be available to us. If there is no lawful manner for us to transfer personal data from the EEA, Switzerland, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.*

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses for tax years beginning on or prior to December 31, 2017 will carry forward to offset future taxable income, if any, until such unused losses expire. Under current law, unused federal losses generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but the deductibility of such federal net operating loss carryforwards, or NOLs, in tax years beginning after December 31, 2020 is limited to 80% of current year taxable income. Many states have similar laws. In addition, both our current and our future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We have not completed a Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation due to the complexity and cost associated with such a study and the fact that there may be additional such ownership changes in the future. As a result, if we earn net taxable income, our NOLs generated in tax years beginning before January 1, 2018 may expire prior to being used, our NOLs generated in tax years beginning after December 31, 2017 will be subject to a percentage limitation in tax years beginning after December 31, 2020 and, if we undergo an ownership change (or if we previously underwent an ownership change), our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15,

2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage on Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect until 2031, unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, Congress is considering additional health reform measures as part of other reform initiatives. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products (if approved) and, accordingly, the results of our financial operations.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize drug manufacturers for price increases that outpace inflation. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively beginning in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. At the state level, individual states in the United States are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product.. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once marketing approval is obtained.

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
2.1¥

Agreement and Plan of Merger, dated September 6, 2022, by and among the Registrant, Equillium, Inc., Equillium Acquisition Sub, Inc., and Triumph Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39512) filed with the SEC on September 6, 2022).

2.2¥

Amendment No. 1 to Agreement and Plan of Merger, dated October 26, 2022, by and among the Registrant, Equillium, Inc., Equillium Acquisition Sub, Inc., and Triumph Merger Sub, Inc. (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A (File No. 001-39512) filed with the SEC on November 10, 2022).

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

¥Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metacrine, Inc.

Date: November 14, 2022	By:	/s/ Preston Klassen, M.D.
Preston Klassen, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Michael York
Michael York
Chief Business Officer (Principal Financial and Accounting Officer)